Form 10-K
period 1994-01-02
SCOTSMAN INDUSTRIES INC
filed 1994-03-31
CIK 846660

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 2, 1994.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number 0-10182

                           SCOTSMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  36-3635892
(State of incorporation)        (I.R.S. Employer Identification No.)
775 Corporate Woods Parkway,                                   60061
Vernon Hills, Illinois                                    (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code: (708) 215-4500

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
     Title of each class                 on which registered
     -------------------               ----------------------

Common stock $0.10 par value           New York Stock Exchange
Common stock purchase rights,
  no par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 15, 1994 there were 7,008,654 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 15, 1994 was approximately $100.4 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's 1993 Annual Report to Shareholders for the fiscal year ended January 2, 1994 (the "1993 Annual Report"): Parts I, II, and IV.

Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Shareholders to be held on June 10, 1994 (the "1994 Proxy Statement"): Part III.
                          Exhibit Index is on page 28.

                                     PART I

ITEM 1.  BUSINESS

The registrant, Scotsman Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "Scotsman" or the "Company"), is a holding company with subsidiaries engaged in the manufacture and marketing of refrigeration products primarily for the foodservice industry, including ice machines, soft drink dispensing equipment, refrigerators, freezers, and refrigerated bakery equipment (the "Scotsman Business").

Scotsman was organized under the laws of the state of Delaware on January 26, 1989. Effective April 14, 1989, Scotsman was spun-off from Household International, Inc. ("Household") through the issuance of one share of Scotsman common stock for every five shares of Household common stock then outstanding to Household shareholders ("the Distribution"). Scotsman became a publicly traded company listed on the New York Stock Exchange, and its operations ceased to be owned by Household. As part of the Distribution, the Scotsman Business of Household Manufacturing, Inc. ("HMI"), a wholly-owned subsidiary of Household, was transferred to Scotsman. Unless the context otherwise requires, "Scotsman" or the "Company" refers to the Scotsman Business prior to the Distribution and to Scotsman Industries, Inc. and its subsidiaries after the Distribution.

Scotsman conducts its domestic ice machine business through its Scotsman Ice Systems division ("Scotsman Ice Systems") and through the Crystal Tips product line of its wholly-owned subsidiary, Booth, Inc. ("Booth"). Booth acquired substantially all of the assets of Crystal Tips, Inc. in April of 1992. Scotsman conducts its European ice machine business through two Italian subsidiaries, Frimont S.p.A. ("Frimont") and Castel MAC S.p.A. ("Castel MAC"). In January of 1993, Frimont acquired the assets of Simag, an Italian ice machine manufacturer, further expanding the Company's European ice machine line.

Scotsman manufactures and markets soft drink dispensing equipment in the United States through Booth. Scotsman manufactures and markets a limited line of water coolers and a line of refrigerated cabinets, dough retarders and blast freezers in Europe through Frimont and Castel MAC. Prior to the sale of its Glenco-Star division in September, 1992, Scotsman had engaged in the domestic refrigerator and freezer business through its Glenco-Star division, and prior to the sale of its Halsey Taylor division in July, 1991, Scotsman had also marketed water coolers and drinking fountains through its Halsey Taylor division, primarily in the United States.

PROPOSED ACQUISITIONS

As of January 11, 1994, Scotsman entered into definitive agreements providing for the acquisition by Scotsman of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge") for approximately $30.3 million in a combination of cash and non-convertible preferred stock of Scotsman, 1.2 million shares of Scotsman common stock (with a market value of approximately $17.0 million using the 1993 fiscal year-end closing stock price) and $22.5 million of $0.62 cumulative convertible preferred stock of Scotsman. Through the acquisition of Delfield and Whitlenge, Scotsman would also assume their debt of up to $50 million. In addition, the current stockholders of the holding companies for Delfield and Whitlenge would be entitled to receive up to an additional 667,000 shares of Scotsman common stock if Delfield and Whitlenge meet a specified level of financial performance for their respective 1994 fiscal years. Completion of the proposed acquisition is subject to approval of the stock issuance by Scotsman's shareholders and certain other conditions, and Scotsman will also be required to obtain additional financing to effect the acquisition. Delfield, headquartered in Mt. Pleasant, Michigan, manufactures and sells refrigerated food service equipment primarily in the United States. Whitlenge, located near Birmingham, England, manufactures and sells drink dispensing equipment, mostly in the United Kingdom. The two businesses combined had annual revenues in excess of $110 million in 1993. Subject to satisfaction of the conditions listed above, it is anticipated that the acquisition of the two companies will be completed early in the second quarter of 1994.

PRODUCTS AND DISTRIBUTION

Scotsman manufactures refrigeration products that are marketed primarily to the foodservice industry (restaurants, cafeterias, convenience stores and bars) and also to the supermarket and lodging industries and to food processors. The principal commercial products of Scotsman are ice machines, soft drink dispensing equipment, refrigerated bakery equipment, and refrigerators and freezers. Scotsman also manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance markets.

ICE MACHINES. The Company manufactures and markets commercial ice-making machines under the Scotsman and Crystal Tips trademarks worldwide, under the Icematic and Simag trademarks in Europe and Asia and under various brands through other dealer networks. The Company's ice machines produce three forms of ice: cubes (consisting of contour, lenticular, gourmet and square cubes), flakes and nuggets. Each of these forms of ice is designed and marketed for specific applications. Scotsman ice machines are either self-contained units, which make, store and, in some cases, dispense ice, or modular units, which make but do not store ice. Scotsman also manufactures and sells ice storage bins to accompany modular units.

Scotsman's commercial ice machine business accounted for 83 percent, 76 percent, and 70 percent of the Company's sales in fiscal years 1993, 1992 and 1991, respectively. A significant percentage of the sales of Scotsman commercial ice machines are for the full service and fast-food restaurant industry. Other major end-users include schools, government and military facilities, grocery stores, healthcare facilities, hotels and motels, and convenience stores.

Scotsman commercial ice machines are sold both through a system of distributors and directly by Scotsman to national customers, contractors, and governmental and military buyers. Presently Scotsman Ice Systems has approximately 100 distributors in the United States, and Frimont and Castel MAC combined have approximately 50 distributors in Europe and Asia. The Crystal Tips line also has its own distribution network consisting of approximately 68 distributors in the United States. The distributors generally do not carry competing brands of ice machines. Independent service dealers also install and service the equipment. The servicing functions performed by the dealers are particularly important because ice machines typically require more service, due to variable water conditions, than other major appliances such as refrigerators. Scotsman also maintains inventories of replacement parts to support its ice machine product line.

In 1991, Scotsman purchased the assets of one of its largest distributors in Southern California upon the retirement of the former owners. The Company plans to continue to operate the distributorship indefinitely as part of Scotsman Ice Systems.

Scotsman sells directly to national customers such as large hotel chains, fast-food franchisers and convenience stores. Sales to federal and state governments are also made directly by Scotsman for use in employee dining, health care and military facilities.

Scotsman is the only United States ice machine company with management and production facilities in Europe. In foreign markets, Scotsman manufactures and markets commercial ice machines and related components primarily through its Castel MAC and Frimont subsidiaries under the Icematic, Scotsman and Simag trademarks, respectively. Each of these subsidiaries is located in Italy and manufactures products for sale locally and for export primarily to Eastern and Western Europe, the Middle East, Africa and the Far East. In the majority of countries served, Castel MAC and Frimont each sell through a separate distribution channel. The Company also markets the Crystal Tips line internationally through four export marketing firms based in the United States and Canada.

In November of 1992, Scotsman entered into distribution and trademark licensing agreements with Howe Corporation. Under these agreements, Scotsman has the exclusive right to distribute Howe industrial flakers in all foreign and domestic markets for a five-year period, subject to renewal. Scotsman also has the right to use the trademarks HOWE and Rapid Freeze in connection with the marketing and distribution of these products.

In addition to commercial ice machines, Scotsman also manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance markets. These products are sold primarily through luxury consumer appliance distributors who sell to dealers.

BAKERY EQUIPMENT, REFRIGERATORS AND FREEZERS. In Europe, Castel MAC and Frimont manufacture and market a line of refrigerated cabinets under the Icematic and Scotsman brand names and a line of dough retarders and blast freezers under the Tecnomac brand name. Tecnomac dough retarders and blast freezers are sold primarily to the European commercial bakery industry through dealers and agents specializing in that industry. Prior to the September 1992 sale of its Glenco-Star division, Scotsman had also manufactured and marketed, through that division, a complete line of commercial refrigerators and freezers in the United States. Sales of bakery equipment, refrigerators, and freezers accounted for approximately 4 percent, 11 percent, and 10 percent of Scotsman's sales in fiscal years 1993, 1992, and 1991, respectively.

SOFT DRINK DISPENSING EQUIPMENT. Scotsman also manufactures soft drink beverage dispensing equipment through Booth. Booth manufactures and markets a complete line of non-coin operated soft drink dispensing products and accessories. Booth offers both pre-mix and post-mix dispensers which can either be ice-cooled or electrically-cooled, ice and drink dispensers, hand-operated valves and other related accessory products used in the fountain market.

Booth sells its dispensing equipment mostly in the United States, primarily to soft drink bottlers franchised by The Coca-Cola Company, Pepsico, Inc., Dr. Pepper and 7-Up, often labeling the equipment with the customer's name or trademark and the names of the beverages that will be dispensed. Major end-users of Booth dispensing equipment are in the foodservice industry.

Sales of soft drink dispensing equipment accounted for approximately 10 percent, 10 percent, and 9 percent of Scotsman's sales in fiscal years 1993, 1992, and 1991, respectively.

WATER COOLERS AND DRINKING FOUNTAINS. Scotsman markets a limited line of water coolers in Europe through Frimont and Castel MAC. Prior to the July 1991 sale of its Halsey Taylor division, Scotsman had also marketed, through that division, water coolers and drinking fountains, primarily in the United States.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial information pertaining to the Company's foreign and domestic operations is incorporated herein by reference from Note 17, "Geographic Information," in the 1993 Annual Report.

ENVIRONMENTAL REGULATIONS

Scotsman believes that environmental, health and safety matters will not have a material effect on its business or financial condition. However, legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred for currently unidentified or future problems or new regulatory developments.

Chlorofluorocarbons ("CFCs"), a compound found in the refrigerants and insulation materials used in most refrigeration systems, including those in Scotsman refrigeration products, are an environmental concern, and the international supply has been restricted due to their potential impact on the atmosphere. Under the Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments"), producers of CFCs were required to phase out production of CFCs in a series of steps culminating in the termination of all such production by the year 2000. Pursuant to authority granted under the Clean Air Act Amendments, on February 11, 1992, former President Bush announced an accelerated schedule pursuant to which, with certain limited exceptions, production of CFCs in the United States is to be eliminated by December 31, 1995. Approximately 125 countries which are parties to the Montreal Protocol on Substances that Deplete the Ozone Layer subsequently agreed to such an accelerated schedule. Scotsman continues to convert models to non-CFC refrigerants as required to meet the accelerated phase-out schedule. At this time, Scotsman does not expect this issue to have a material unfavorable effect on the Company.

Pursuant to the Lead Contamination Control Act of 1988 (the "Act"), the EPA has published lists of water cooler models which may have water tanks with interior surface linings containing more than 0.2 percent lead or which are not "lead free" because a tin/lead solder was used to connect internal parts of the cooler. These lists included certain models of water coolers manufactured in the past by Halsey Taylor, a former division of the Company. The Act provides for the issuance of a remedial action order by the United States Consumer Product Safety Commission (the "CPSC") against the manufacturer of any cooler listed by the EPA as containing a tank having an interior surface lining with more than 0.2 percent lead. The Act also requires that each state establish a program that ensures schools remove or remediate coolers identified as being not "lead free" unless such coolers are water tested and found not to contribute lead to the water, but the Act does not provide for the issuance of remedial action orders by the CPSC against water cooler manufacturers with respect to these coolers.

On May 25, 1990, the CPSC accepted a Consent Order Agreement (the "Consent Agreement") between the CPSC staff and the Company under which the Company agreed to conduct a replacement/refund program for any Halsey Taylor tank-style water coolers manufactured before April 1, 1979, which are water tested by the cooler owner and shown to contribute more than twenty parts per billion of lead to the water. The Consent Agreement resolves all claims that the CPSC might have under the Act for issuance of an order requiring the repair, replacement, or recall and refund of the purchase price of water coolers manufactured by the Halsey Taylor division before the date of the Consent Agreement.

The Company has made provisions to cover expenditures that it expects to result from the Act. The actual cost to the Company will depend upon, among other things, the number of cooler owners participating in the replacement/refund program. Although no assurance can be given, the Company believes, based upon its present expectations, that expenditures resulting from the Act will not have a material adverse effect on the Company's financial condition or its results of operations.

Proposals for new legislation, regulations or regulatory action to reduce the amount of lead in drinking water and in the environment have, from time to time, been made at federal and state levels. It is possible that such legislation, regulations or action could be adopted or taken in the future and require further action on the part of the Company or compliance by the Company with newly adopted standards governing the production of its products. The Company cannot predict whether any such legislation, regulations or action will be adopted or taken or what effect, if any, such legislation, regulations or action may have on the financial condition of the Company.

While the Company sold the assets of its Halsey Taylor business in July, 1991, the purchaser of the Halsey Taylor business did not assume any remedial action obligations the Company may have under the Act or under any new legislation, regulations or regulatory action with respect to water coolers manufactured or sold by the Company prior to the sale of the Halsey Taylor business.

GLENCO-STAR LEASE OBLIGATIONS

In September, 1992, Scotsman transferred the assets of its Glenco-Star division to a wholly-owned subsidiary, Glenco Star Corporation, and sold the stock of Glenco Star Corporation to Glenco Holdings, Inc. Glenco Star Corporation assumed Scotsman's obligations under a lease for a 275,000 square foot facility in Philadelphia which expires in August, 1996. Although Scotsman was not released from its obligations to the landlord under the lease, Glenco Holdings, Inc. furnished Scotsman with a letter of credit in the amount of $1.5 million under which the issuer of the letter of credit is obligated to reimburse Scotsman for the amount of any rent payments made by Scotsman to the landlord under the lease after August 1, 1994.

Glenco Star Corporation defaulted in its obligation to make its February and March 1994 rent payments to the landlord under the lease and has filed for bankruptcy under Chapter 11 of the federal Bankruptcy Act. Upon notice of each of the defaults, Scotsman made a monthly rent payment in the amount of $57,298 due to the landlord under the lease. Scotsman also remains obligated for certain real estate tax payments and other payments due under the lease if Glenco

Star Corporation should fail to comply with such payment obligations. Scotsman has set up a reserve to cover the remaining monthly rent payments to be made until August 1, 1994, when it anticipates that it will be able to draw upon the letter of credit. For a discussion of other developments relating to the Glenco-Star lease, see "Item 3, Legal Proceedings."

COMPETITION

The primary markets for Scotsman's products are highly competitive. The most significant competitive factors are price, product performance and service, with the relative importance of such factors varying among products. Scotsman has a number of competitors in each product line that it offers. Most of its competitors are small, privately owned companies, although a few are divisions of larger companies. Scotsman does not believe that its size, relative to the size of its competitors, gives it a significant competitive advantage or disadvantage in the markets in which it competes.

RESEARCH AND DEVELOPMENT

Scotsman conducts an extensive research and development program in its product fields. These programs seek to develop product improvements and cost reductions, as well as new products. Scotsman's total research and development expenditures for fiscal years 1993, 1992, and 1991 were approximately $3.9 million, $3.5 million, and $2.8 million respectively.

RAW MATERIALS

The principal materials used in the manufacture of Scotsman's products are refrigeration components, including compressors, condensers, motors and controls. Raw materials include galvanized and stainless steel, aluminum, copper and plastics. These materials are readily available from several sources, and Scotsman has not experienced difficulties with respect to their availability.

GENERAL

CUSTOMERS. Scotsman is not dependent upon any single customer, or upon any single group of customers, the loss of any one of which would have a material adverse effect on Scotsman. No material portion of Scotsman's business is subject to renegotiation of profits or termination of contracts at the election of the government.

BACKLOG OF ORDERS AND INVENTORY. The backlog of unshipped orders at the end of fiscal years 1993 and 1992 was $5.5 million and $5.2 million, respectively. Scotsman expects that all of the orders in the backlog at the end of fiscal year 1993 will be shipped during 1994.

SEASONALITY. Volume of sales is somewhat higher in the second and third quarters in most of the Scotsman Business, corresponding with the major selling season for refrigeration products.

PATENTS AND TRADEMARKS. Scotsman holds or is licensed under many United States and foreign patents covering various design features used in its products, and also holds a number of other patents and patent applications, licenses, trademarks and trade names including the trademarks and trade names mentioned herein. Scotsman does not believe that any of the foregoing is material to its business, with the exception of the Scotsman trademark. Scotsman believes it possesses adequate protection with respect to the Scotsman trademark.

EMPLOYEES. Scotsman employs approximately 915 people, approximately 325 of whom are covered by collective bargaining agreements with various labor unions. Relationships with employees of Scotsman have been satisfactory.

ITEM 2.  PROPERTIES

Scotsman's headquarters are located in a 36,000 square foot facility in Vernon Hills, Illinois which is leased through 1998. Since 1993, Scotsman has had an option to purchase this property. Scotsman has facilities located in Fairfax, South Carolina, consisting of a 247,000 square foot plant built in 1980 and an 80,000 square foot separate warehouse. The Fairfax facilities are owned by Scotsman and produce ice making machines and commercial refrigeration equipment.

In June, 1993, Booth began leasing 170,000 square feet of a facility located in Dallas, Texas under a ten-year lease which expires in June, 2003. Booth began the relocation of the manufacturing operations of its Crystal Tips product line to this facility in the fourth quarter of 1993 and plans to begin manufacturing Booth soft drink dispensing equipment at this facility later in 1994. Prior to December, 1993, Crystal Tips products were manufactured at a leased facility located in Spirit Lake, Iowa, and Booth soft drink dispensing equipment is currently manufactured at a 65,000 square foot plant near Dallas, Texas, which is owned by Scotsman. Following completion of the relocation of Booth's manufacturing operations to the newly leased facility, Scotsman plans to seek a tenant for the plant at which Booth's products are currently manufactured. The Company also leases a 13,000 square foot distribution facility near Los Angeles under a lease which expires in August, 1996.

The Company operates two plants in Italy which contain 242,000 and 214,000 square feet. The larger of these facilities is owned, and the smaller consists of a number of buildings leased under separate leases which expire between December 31, 1994 and June 30, 1999.

Scotsman considers the condition of its plants and other properties to be generally good and believes the capacity of its plants to be adequate for the current needs of its business. The Fairfax building secures Industrial Development Revenue Bonds of $9.3 million. None of the other owned principal properties are subject to encumbrances material to the operations of Scotsman.

ITEM 3.  LEGAL PROCEEDINGS

Patent Litigation Relating to Booth Ice/Drink Dispenser. On March 26, 1993, Remcor Products Company ("Remcor") filed a lawsuit against the Company's subsidiary, Scotsman Group Inc. ("SGI"), and Booth in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by SGI and Booth infringe a patent owned by Remcor relating to a cold plate system. The Complaint seeks an unspecified amount of compensatory damages, treble damages for willful infringement, prejudgment interest and attorneys' fees, and also a permanent injunction from further alleged acts of infringement.

During the course of discovery, Remcor has asserted that it has suffered damages attributable to the Company's alleged infringement of approximately $8.24 million during the period from 1989 through year-end 1993, exclusive of treble damages, prejudgment interest and attorneys' fees. This damages claim consists of claims for lost profits and a royalty on certain sales.

The Company has denied that any of its products infringe Remcor's patent and has asserted that the Remcor patent is invalid and unenforceable. The Company also has strongly disputed Remcor's contention that it is appropriate to apply a lost profits measure of damages in this case and contended that, even assuming infringement, validity and enforceability of the patent, the amount of compensatory damages for sales occurring through year-end 1993 would be a royalty of approximately $500,000.

The Company is vigorously defending this lawsuit. Sales of ice/drink dispensers accounted for less than 5 percent of the Company's consolidated net sales in 1993. Although no assurances can be given, after consultation with legal counsel, the Company does not believe that this lawsuit will have a material adverse effect on the financial condition of the Company or its results of operations.

Litigation Relating to Glenco-Star Lease.  On July 1, 1993, Jerome P. and Flora
P. Heilweil, as landlord of the facility which housed the Company's former Glenco-Star division, filed a lawsuit against SGI and Glenco Star Corporation, the current tenant, in the United States District Court for the Eastern District of Pennsylvania. In the Complaint, the landlord alleged that the defendants violated the lease by failing to obtain the landlord's consent to the assignment of the lease to Glenco Star Corporation in September, 1992, by failing to make approximately $600,000 in maintenance and repairs to the facility and by making alterations to the property without the landlord's consent. The Complaint seeks the recovery of damages in an amount sufficient to perform the alleged repair and maintenance obligations, and a declaration that the landlord may accelerate the rent and regain possession of the property before the lease expires in August, 1996.

On December 29, 1993, the parties agreed to submit all of the matters in dispute in this case to binding arbitration before the American Arbitration Association (the "AAA"), To date, there have been no proceedings before the AAA and an arbitrator has not yet been selected.

Although the Company, along with Glenco Star Corporation, remains obligated to the landlord for the performance of lease obligations, the Company believes that the landlord's consent to the assignment of the lease was not required, that the landlord could not have withheld consent to the assignment even if consent had been required, that the tenant's obligations to maintain and repair the facility under the lease have been met, and that the landlord approved any alterations made by the Company which required the landlord's approval. The Company intends to vigorously defend its position in the arbitration proceeding and does not believe the suit will have a material adverse effect on the Company's financial condition or its results of operations. See also "Item 1, Glenco-Star Lease Obligations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last fiscal quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all executive officers of Scotsman, including the period that each has held his position with the Company, and a brief account of each such officer's business experience during the past five years. Executive officers are appointed annually at a meeting of the Board of Directors of the Company held as soon as practicable after each annual meeting of the Company's shareholders. Officers of the Company are appointed to serve until the next annual election of officers and until their respective successors are chosen.


 NAME AND AGE                                    OFFICE AND EXPERIENCE
 ------------                                    ---------------------
 Richard C. Osborne, 50                        Mr.  Osborne  is  Chairman  of the  Board  and  has held  that
                                               position since  May,  1991.    He  is  also  President,  Chief
                                               Executive Officer, and a director of the Company and  has held
                                               those  positions since April, 1989.   He was an Executive Vice
                                               President of HMI from 1982 to April, 1989.

 Emanuele Lanzani, 59                          Mr. Lanzani is an Executive Vice President  of the Company and
                                               has held  that position  since April,  1989.  He  is also  the
                                               Managing Director,  Frimont and Castel MAC.   Mr.  Lanzani has
                                               been Managing Director of Castel MAC  since its acquisition by
                                               HMI  in  October,  1985  and has  been  Managing  Director  of
                                               Frimont since 1968.

 David W. Campbell, 51                         Mr. Campbell is a Vice  President of the Company and has  held that position since April, 1989.  He is also the President  of
                                               Booth  and has  held that  position  since  1980, seven  years prior to the acquisition of Booth by HMI.

 Richard M. Holden, 43                         Mr. Holden  is Vice President-Human  Resources of the  Company
                                               and has  held  that position  since  January,  1990.   He  was
                                               Director   of  Employee  Relations   with  United  States  Can
                                               Company, a packaging manufacturer, from 1988 to 1989.

 Donald D. Holmes, 56                          Mr.  Holmes is  Vice President-Finance  and  Secretary of  the
                                               Company and has held  those positions  since April, 1989.   He
                                               was Corporate Controller for HMI from 1982 to 1989.



     NAME               AGE                     OFFICE AND EXPERIENCE
    ------             -----                   -----------------------
 Randall C. Rossi,      42                     Mr.  Rossi is  an Executive  Vice  President  of Scotsman  Ice
                                               Systems division  and has  held that  position since  January,
                                               1994.   From 1989  to January,  1994, he  was Vice  President-
                                               Sales  and Marketing  of Scotsman  Ice  Systems division,  and from 1988  to 1989, he  was Vice  President of  Sales for  the
                                               Scotsman Ice Systems and Glenco-Star divisions.
 Paolo Faenza,          54                     Mr. Faenza is  General Manager, Castel MAC, and has  held that position since 1986.

 Gerardo Palmieri,      54                     Mr.  Palmieri is  Director-Sales and  Marketing,  Frimont, and
                                               has held that position since 1980.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

The information contained in the table entitled "Common Stock" in the 1993 Annual Report and in Note 8 of the "Notes to Consolidated Financial Statements" in the 1993 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data contained in the table entitled "Five Year Summary" in the 1993 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1993 Annual Report are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Arthur Andersen & Co., independent public accountants, and the consolidated financial statements, together with the notes thereto (as set forth in the List of Financial Statements in Part IV, Item 14 (a) (1), below) in the 1993 Annual Report are incorporated herein by reference. The selected financial data contained in the table entitled "Selected Quarterly Financial Data" in the 1993 Annual Report are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on accounting and financial disclosures during 1993.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained in "Information Regarding Nominees and Directors" in the 1994 Proxy Statement is incorporated herein by reference. See also "Executive Officers of the Registrant," Part I, above.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation," "Options and Stock Appreciation Rights," "Pension Plan," "Executive Compensation and Severance Agreements, Including Change of Control Provisions," and "Directors' Fees and Compensation" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

The information contained in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.

The information contained in the sections entitled "Executive Compensation," "Executive Compensation and Severance Agreements, Including Change of Control
Provisions,"   and "Other Agreements" in the 1994 Proxy Statement is
incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   LIST OF FINANCIAL STATEMENTS

The following financial statements, together with the report thereon of Arthur Andersen & Co. dated February 17, 1994, appearing in the Company's 1993 Annual Report, are incorporated herein by reference.

Scotsman Industries, Inc. and Subsidiaries:

       Report of Independent Public Accountants

       Consolidated Statement of Income for each of the three years ended January 2, 1994, January 3, 1993 and December 29, 1991.

       Consolidated Balance Sheet as of January 2, 1994 and January 3, 1993.

       Consolidated Statement of Cash Flows for each of the three years ended January 2, 1994, January 3, 1993 and December 29, 1991.

       Consolidated Statement of Shareholders' Equity for each of the three years ended January 2, 1994, January 3, 1993 and December 29, 1991.

       Notes to Consolidated Financial Statements.

       Five Year Summary.

       Selected Quarterly Financial Data (Unaudited).

(A)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

       Report of Independent Public Accountants on Schedules.

       V     -     Properties and Equipment

       VI    -     Accumulated Depreciation and Amortization of Properties and
                    Equipment

       VIII  -     Valuation and Qualifying Accounts

       IX    -     Short-term Borrowings

       X     -     Supplementary Income Statement Information

(A)(3) LIST OF EXHIBITS

The following exhibits are filed as part of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk.

       Exhibit 3.1      -       Restated Certificate of Incorporation of the
                                Company (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                December 31, 1989, File No. 0-10182).

         Exhibit 3.2      -       By-Laws of the Company, as amended
                                  (incorporated herein by reference to the Company's 8-K, dated June 21, 1991, File No.
                                  0-10182).

         Exhibit 4.1      -       Rights Agreement dated as of April 14, 1989
                                  between Scotsman Industries, Inc. and Harris
                                  Trust & Savings Bank (incorporated herein by reference to the Company's 8-K, dated April
                                  25, 1989, File No. 0-10182), as amended by
                                  Amendment No. 1 thereto, dated as of January
                                  11, 1994 (incorporated herein by reference to Scotsman Industries, Inc. Amendment No. 4 to
                                  General Form for Registration of Securities on Form 10/A, as filed with the Commission on January 27, 1994, File No. 0-10182).

         Exhibit 10.1     -       Reorganization and Distribution Agreement
                                  dated as of March 15, 1989 by and among
                                  Household International, Inc., Eljer
                                  Industries, Inc., Schwitzer, Inc. and
                                  Scotsman Industries, Inc. (incorporated
                                  herein by reference to the Company's 8-K, dated April 25, 1989, File No. 0-10182).

         Exhibit 10.2     -       Tax Sharing Agreement dated as of March 15,
                                  1989 among Household International, Inc.,
                                  Eljer Industries, Inc., Schwitzer, Inc. and
                                  Scotsman Industries, Inc. (incorporated
                                  herein by reference to the Company's 8-K, dated April 25, 1989, File No. 0-10182).

         Exhibit 10.3     -       Benefits and Labor Agreement dated as of
                                  March 15, 1989 among Household International,
                                  Inc., Eljer Industries, Inc., Schwitzer, Inc.
                                  and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File
                                  No. 0-10182).

         Exhibit 10.4     -       Reimbursement Agreement dated as of April 14,
                                  1989 by and between Household International, Inc. and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File
                                  No. 0-10182).

         Exhibit 10.5     -       Supplemental Reimbursement Agreement dated as
                                  of August 4, 1989 among Household
                                  International, Inc., Scotsman Industries,
                                  Inc. and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File
                                  No. 0-10182), as amended by Amendment No. 1
                                  thereto, dated as of September 20, 1993
                                  (incorporated by reference to the Company's
                                  10-Q for the quarter ended October 3, 1993).

         Exhibit 10.6     -       Note Purchase Agreement dated as of April 17,
                                  1989 among Scotsman Group Inc., Scotsman
                                  Industries, Inc., Connecticut General Life
                                  Insurance Company, individually and for the account of one or more separate accounts, Cigna Property and Casualty Insurance

                                  Company, INA Life Insurance Company of
                                  New York, Life Insurance Company of North
                                  America, Ohio National Life Assurance
                                  Corporation and Southern Farm Bureau Life
                                  Insurance Company, as amended by Amendment
                                  No. 1 thereto, dated December 12, 1989
                                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No. 0-10182), the
                                  Waiver and Amendment, dated as of February 7, 1992 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991, File No. 0-10182), the
                                  Waiver and Amendment dated as of June 26, 1992 (incorporated herein by reference to the Company's 10-Q for the quarter ended June 28, 1992, File No. 0-10182), Amendment No. 4 thereto, dated as of September 27, 1992 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993, File No. 0-10182), and
                                  Amendment No. 5 thereto and Waiver, dated as of March 17, 1993 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993, File No. 0-10182).

         Exhibit 10.7     -       $25,000,000 Revolving Credit Agreement dated
                                  as of November 20, 1992 among Scotsman Group
                                  Inc., Scotsman Industries, Inc., Comerica
                                  Bank-Illinois, individually and as agent, PNC
                                  Bank, National Association (formerly
                                  Pittsburgh National Bank) and The First
                                  National Bank of Chicago, as amended by First
                                  Amendment to Scotsman Group Inc. $25,000,000
                                  Credit Agreement, Waiver and Consent, dated as of March 17, 1993 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993, File No.
                                  0-10182).

         Exhibit 10.8     -       $5,000,000 Promissory Note made as of June
                                  17, 1993 by Scotsman Group Inc. to Comerica
                                  Bank-Illinois, together with the related
                                  Guaranty Agreement, dated July 1, 1993,
                                  between Scotsman Industries, Inc. and
                                  Comerica Bank-Illinois (incorporated herein by reference to the Company's 10-Q for the quarter ended July 4, 1993, File No.
                                  0-10182).

         Exhibit 10.9     -       Reimbursement Agreement, dated March 1, 1988,
                                  among Household Manufacturing, Inc.,
                                  King-Seeley Thermos Co. and the National
                                  Westminster Bank PLC, as amended by the
                                  Amendments dated as of April 14, 1989,
                                  December 12, 1989, June 26, 1992, November
                                  20, 1992 and March 17, 1993, among Scotsman
                                  Group Inc., Scotsman Industries, Inc. and PNC
                                  Bank, National Association (formerly
                                  Pittsburgh National Bank) (incorporated
                                  herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993, File
                                  No. 0-10182).

         Exhibit 10.10    -       Interest Rate and Currency Exchange
                                  Agreement, dated as of April 14, 1989,
                                  between Scotsman Group, Inc. and Morgan
                                  Guaranty Trust

                                  Company of New York (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991, File No. 0- 10182),as amended by the letter amendment, dated as of December 29, 1991 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991, File No. 0-10182), the letter amendment,dated as of June 26, 1992 (incorporated herein by reference to the Company's10-K for the fiscal year ended January 3, 1993, File No.0-10182), and the letter amendment, dated as of November 20, 1992, (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3,1993, File No.0- 10182), together with the related Guaranty, dated as of April 14, 1989, between Scotsman Industries, Inc. and Morgan Guaranty Trust Company of New York (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991, File No.
                                  0- 10182).

         Exhibit 10.11*   -       Long-Term Executive Incentive Compensation
                                  Plan of Scotsman Industries, Inc., as amended
                                  May 21, 1992 (incorporated herein by
                                  reference to the Company's 10-Q for the
                                  quarter ended June 28, 1992, File No.
                                  0-10182).

         Exhibit 10.12*   -       Scotsman Industries, Inc., Executive
                                  Incentive Compensation Program, Plans AA, A-1 and A-2 (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                  December 30, 1990, File No. 0-10182) and B-2
                                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                  December 29, 1991).

         Exhibit 10.13*   -       Scotsman Group Inc. Supplemental Tax
                                  Reduction Investment Plan, dated as of April
                                  14, 1989 (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                  December 30, 1990, File No. 0-10182).

         Exhibit 10.14*   -       Employment Agreement dated September 16, 1991
                                  between Scotsman Group, Inc. and Richard C.
                                  Osborne (incorporated herein by reference to the Company's 10-Q for the quarter ended
                                  September 29, 1991, File No. 0- 10182).

         Exhibit 10.15*   -       Employment Agreement dated September 16, 1991
                                  between Scotsman Group, Inc. and Emanuele
                                  Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                  December 29, 1991, File No. 0-10182).

         Exhibit 10.16*   -       Employment Agreement dated September 16, 1991
                                  between Scotsman Group, Inc. and Donald D.
                                  Holmes (incorporated herein by reference to the Company's 10-Q for the quarter ended
                                  September 29, 1991, File No. 0-10182).

         Exhibit 10.17*   -       Employment Agreement dated September 16, 1991
                                  between Scotsman Group, Inc. and David W.
                                  Campbell (incorporated herein by reference to the Company's 10-Q for the quarter ended
                                  September 29, 1991, File No. 0- 10182).

         Exhibit 10.18*   -       Employment Agreement dated July 20, 1992
                                  between Scotsman Group Inc. and
                                  Randall C. Rossi.

         Exhibit 10.19*   -       Executive Severance Agreement dated as of
                                  September 16, 1991 between Richard C. Osborne and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991, File No.
                                  0-10182).

         Exhibit 10.20*   -       Amendment No. 1 to Executive Severance
                                  Agreement, dated as of January 11, 1994, between Richard C. Osborne and Scotsman
                                  Group, Inc.

         Exhibit 10.21*   -       Executive Severance Agreement dated as of
                                  September 16, 1991 between Emanuele Lanzani and Frimont S.p.A (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991, File No.
                                  0-10182).

         Exhibit 10.22*   -       Amendment No. 1 to Executive Severance
                                  Agreement, dated as of January 11, 1994, between Emanuele Lanzani and Scotsman Group,
                                  Inc.

         Exhibit 10.23*   -       Executive Severance Agreement dated as of
                                  September 16, 1991 between Donald D. Holmes and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991, File No.
                                  0-10182).

         Exhibit 10.24*   -       Amendment No. 1 to Executive Severance
                                  Agreement, dated as of January 11, 1994, between Donald D. Holmes and Scotsman Group,
                                  Inc.

         Exhibit 10.25*   -       Executive Severance Agreement dated as of
                                  September 16, 1991 between David W. Campbell and Booth, Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991, File No. 0-
                                  10182).

         Exhibit 10.26*   -       Amendment No. 1 to Executive Severance
                                  Agreement, dated as of January 11, 1994, between David W. Campbell and Booth, Inc.
                                  Inc.

         Exhibit 10.27*   -       Retirement Program for Emanuele Lanzani of
                                  Frimont, S.p.A., Subsidiary of King-Seeley
                                  Thermos Co. dated July 25, 1984 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File
                                  No. 0-10182).

         Exhibit 10.28    -       Agreement dated March 27, 1981 by and between
                                  Emanuele Lanzani and King-Seeley Thermos Co.
                                  and Frimont, S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No.
                                  0-10182), as amended by the Amendment dated
                                  March 20, 1990 (incorporated herein by
                                  reference to the Company's 10-Q for the
                                  quarter ended September 30, 1990, File No.
                                  0-10182).

         Exhibit 10.29    -       Industrial Building Lease Agreement dated
                                  September 21, 1988 by and between American
                                  National Bank and Trust Company of Chicago, as Trustee under Trust Agreement No. 64661 dated June 17, 1985, and Household
                                  Manufacturing, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No.
                                  0-10182).

         Exhibit 10.30    -       Lease and Purchase Option dated August 21,
                                  1986 by and between Jerome P. Heilweil and Flora P. Heilweil and Household
                                  Manufacturing, Inc. (incorporated herein by referenced to the Company's 10-K for the fiscal year ended December 31, 1989, File No.
                                  0-10182).

         Exhibit 10.31    -       Lease Agreement, dated as of April 16, 1993,
                                  by and between the Western and Southern Life
                                  Insurance Company and Booth, Inc. together with the related Guaranty by Scotsman Group
                                  Inc. dated as of April 8, 1993 (incorporated herein by reference to the Company's 10-Q for the quarter ended October 2, 1993, File No.
                                  0- 10182).

         Exhibit 10.32    -       Consent Order Agreement between Scotsman
                                  Group Inc. and the Staff of the United States
                                  Consumer Product Safety Commission
                                  (incorporated by reference to the Company's
                                  8-K, dated May 29, 1990, File No. 0-10182).

         Exhibit 10.33    -       Purchase Agreement between Glenco Holdings
                                  Inc. and Scotsman Group Inc., dated as of September 23, 1992 (incorporated herein by reference to the Company's 8-K, dated
                                  September 28, 1992, File No. 0-10182).

         Exhibit 10.34    -       Agreement and Plan of Merger, dated as of
                                  January 11, 1994, among Scotsman Industries,
                                  Inc., Scotsman Acquisition Corporation, DFC
                                  Holding Corporation, The Delfield Company,
                                  Onex Corporation, Onex DHC LLC, Pacific
                                  Mutual Life Insurance Co., PM Group Life
                                  Insurance Co., EJJM, Matthew O. Diggs, Jr.,
                                  Timothy C.  Collins, W. Joseph Manifold,
                                  Charles R. McCollom, Anita J. Moffatt Trust,
                                  Anita J. Moffatt, Remo Panella, Teddy F.
                                  Reed, Robert L. Schafer, Graham E. Tillotson,
                                  John A. Tilmann Trust, John A. Tilmann, Kevin
                                  E.  McCrone, Michael P. McCrone, Ronald A.
                                  Anderson and

                                  Continental Bank N.A. (incorporated by
                                  reference herein to the Company's 8-K, dated
                                  January 13, 1994, File No. 0-10182).

         Exhibit 10.35    -       First Amendment to Agreement and Plan of
                                  Merger, dated as of March 17, 1994, among Scotsman Industries, Inc., Scotsman
                                  Acquisition Corporation, DFC Holding
                                  Corporation, The Delfield Company, Onex
                                  Corporation, Onex DHC LLC, Pacific Mutual
                                  Life Insurance Co., PM Group Life Insurance
                                  Co., EJJM, Matthew O. Diggs, Jr., Timothy C.
                                  Collins, W. Joseph Manifold, Charles R.
                                  McCollom, Anita J. Moffatt Trust, Anita J.
                                  Moffatt, Remo Panella, Teddy F. Reed, Robert
                                  L. Schafer, Graham E. Tillotson, John A.
                                  Tilmann Trust, John A. Tilmann, Ronald A.
                                  Anderson, Kevin E. McCrone, Michael P.
                                  McCrone, and Continental Bank N.A.

         Exhibit 10.36    -       Share Acquisition Agreement, dated as of
                                  January 11, 1994, among Scotsman Industries,
                                  Inc., Whitlenge Acquisition Limited,
                                  Whitlenge Drink Equipment Limited, Timothy C.
                                  Collins, Graham F. Cook, Christopher R.L.
                                  Wheeler, Michael de St. Paer and John Rushton
                                  (incorporated by reference herein to the Company's 8-K, dated January 13, 1994, File
                                  No. 0-10182).

         Exhibit 10.37    -       First Amendment to Share Acquisition
                                  Agreement, dated as of March 17, 1994, among Scotsman Industries, Inc., Scotsman Drink
                                  Limited, Whitlenge Acquisition Limited,
                                  Whitlenge Drink Equipment Limited, Onex
                                  Corporation, Onex U.S. Investments, Inc.,
                                  EJJM, Matthew O. Diggs, Jr., Timothy C.
                                  Collins, Graham F. Cook, Christopher R.L.
                                  Wheeler, Michael de St. Paer and John
                                  Rushton.

         Exhibit 13.1     -       Those portions of Scotsman's 1993 Annual
                                  Report to Shareholders which are incorporated by reference under Part I, Item 1, "Financial
                                  Information about Foreign and Domestic
                                  Operations," and Part II, Items 5, 6, 7, and
                                  8 of the Form 10-K, consisting of
                                  "Management's Discussion and Analysis of
                                  Financial Condition and Results of
                                  Operations," the report of Arthur Andersen &
                                  Co. and the consolidated financial
                                  statements, together with the notes thereto
                                  (as set forth in the list of financial
                                  statements under Item 14(a)(1)), "Five Year
                                  Summary," "Selected Quarterly Financial
                                  Data," and "Common Stock."

         Exhibit 21.1     -       List of Subsidiaries

         Exhibit 23.1     -       Consent of Arthur Andersen & Co.

         Copies of the exhibits referred to above will be furnished to shareholders upon written request at a cost of fifteen cents per page. Requests should be made to Scotsman Industries, Inc. 775 Corporate Woods Parkway, Vernon Hills, Illinois 60061, Attention: Donald D. Holmes, Secretary.

(B)      REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated December 2, 1993, reporting under Item 5, Other Events.

(C)      EXHIBITS

The exhibits required under this Item 14(c) are filed as a separate section of this report.


(D)      FINANCIAL STATEMENT SCHEDULES

See pages 22 through 27 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1994                     SCOTSMAN INDUSTRIES, INC.



                                        BY:  /s/  R.C. Osborne
                                            -----------------------------------
                                                  R.C. Osborne, Chairman of the
                                                  Board, President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Scotsman and in the capacities and on the dates indicated.

              Signature                                Title                                 Date
              ---------                                -----                                 ----


 /s/  R.C. Osborne                    Chairman of the Board, President,                        March 30, 1994
 ---------------------------------    Chief Executive Officer & Director
 (R.C. Osborne)                       (Principal Executive Officer)

 /s/  D.C. Clark                      Director                                                 March 30, 1994
 ---------------------------------
 (D.C. Clark)


 /s/  F.W. Considine                  Director                                                 March 30, 1994
 ---------------------------------
 (F.W. Considine)


 /s/  G.D. Kennedy                    Director                                                 March 30, 1994
 ---------------------------------
 (G.D. Kennedy)


 /s/  J.J. O'Connor                   Director                                                 March 30, 1994
 ---------------------------------
 (J.J. O'Connor)

 /s/  R.G. Rettig                     Director                                                 March 30, 1994
 ---------------------------------
 (R.G. Rettig)


 /s/  D.D. Holmes                     Vice President-Finance and Secretary                     March 30, 1994
 ---------------------------------    (Principal Financial & Accounting
 (D.D. Holmes)                        Officer)



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Scotsman Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Scotsman Industries, Inc.'s 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in accounting for post-retirement benefits other than pensions, post-employment expenses and income taxes effective January 4, 1993, as discussed in Note 10 and Note 11 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                           ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 17, 1994

                           SCOTSMAN INDUSTRIES, INC.

                     SCHEDULE V - PROPERTIES AND EQUIPMENT
                                 (In thousands)


                            Balance at            Additions                         Other            Balance
                            Beginning               at                            Changes Add        at End
Classification               of Period              Cost        Retirements      (Deduct)(1)        of Period
- --------------               ---------            --------      -----------       -----------        ---------


1991-
  Land                         $ 1,354           $     -        $        -          $      -           $ 1,354
  Buildings &
    leasehold
    improvements                16,966               288                 -             (164)            17,090
  Machinery, fixtures
    & equipment                 33,715             2,537           (2,410)             (288)            33,554
                                ------             -----           ------             -----             ------
      Total                    $52,035            $2,825          $(2,410)           $ (452)           $51,998

1992-
  Land                        $  1,354         $       -          $      -           $     -           $ 1,354
  Buildings &
    leasehold
    improvements                17,090               197              (92)           (1,624)            15,571
  Machinery, fixtures
    & equipment                 33,554             1,822           (7,531)           (2,590)            25,255
                                ------             -----           ------            ------             ------
      Total                    $51,998            $2,019          $(7,623)          $(4,214)           $42,180

1993-
  Land                         $ 1,354            $    -         $       -         $       -           $ 1,354
  Buildings &
    leasehold
    improvements                15,571               953               (2)             (794)            15,728
  Machinery, fixtures
    & equipment                 25,255             2,311              (31)           (1,158)            26,377
                                ------             -----           ------            ------             ------
      Total                    $42,180            $3,264          $   (33)          $(1,952)           $43,459


(1) Amounts represent foreign currency translation adjustments related to the Company's foreign entities and reclassifications between categories.

                           SCOTSMAN INDUSTRIES, INC.

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                          OF PROPERTIES AND EQUIPMENT
                                 (In Thousands)



                                                 Additions                          Other
                             Balance at          Charged                           Changes           Balance
                             Beginning           to Costs/                           Add             at End
Classification               of Period            Expenses      Retirements       (Deduct)(1)        of Period
- --------------               ---------            --------      -----------       -----------        ---------

1991-
  Buildings &
    leasehold
    improvements               $ 5,222            $  679         $      -           $   (36)           $ 5,865
  Machinery, fixtures
    & equipment                 18,761             3,140           (1,748)              (72)            20,081
                                ------             -----           ------            ------             ------
      Total                    $23,983            $3,819          $(1,748)          $  (108)           $25,946

1992-
  Buildings &
  leasehold
  improvements                 $ 5,865            $  720          $   (32)        $    (783)           $ 5,770
  Machinery, fixtures
    & equipment                 20,081             2,640           (4,440)           (1,911)            16,370
                                ------             -----           ------            ------             ------
      Total                    $25,946            $3,360          $(4,472)          $(2,694)           $22,140

1993-
  Buildings &
    leasehold
    improvements               $ 5,770            $  662          $     -           $  (421)           $ 6,011
  Machinery, fixtures
    & equipment                 16,370             2,245              (17)           (1,017)            17,581
                                ------             -----           ------            ------             ------
      Total                    $22,140            $2,907          $   (17)          $(1,438)           $23,592


(1) Amounts represent foreign currency translation adjustments related to the Company's foreign entities and reclassifications between categories.

                           SCOTSMAN INDUSTRIES, INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                        Additions
                                                ------------------------
                                                Charged          Charged
                               Balance at         to               to                              Balance
                               Beginning         Costs/           Other                            at End
                               of Period        Expenses         Accounts        Deductions        of Period
                              ----------        --------         --------        ----------       ---------



1991 -
Accounts Receivable
  Reserves                     $1,571           $  678           $  90           $  (735)          $1,604


1992 -
Accounts Receivable
  Reserves                     $1,604           $  423           $(417)          $  (350)          $1,260


1993 -
Accounts Receivable
  Reserves                     $1,260           $  453            $ 103          $  (268)          $1,548


                           SCOTSMAN INDUSTRIES, INC.

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                                 (In thousands)


                                                                 Maximum            Average           Weighted
                                                Weighted          Amount             Amount           Average
                               Balance at       Average         Outstanding        Outstanding     Interest Rate
                                 End of         Interest         During the         During the       During the
                                 Period           Rate            Period             Period           Period
                               -----------        ----            ------           -----------        ------



 BANK AND OTHER
 BORROWINGS:

 December 29, 1991                $ 7,485           11.7%           $ 9,079            $ 7,583            12.9%

 January 3, 1993                  $ 1,747           13.9%           $ 8,339            $ 5,905            13.3%

 January 2, 1994                  $ 2,594            7.9%           $10,601            $ 6,905            10.9%


                           SCOTSMAN INDUSTRIES, INC.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)



                                                                 Charged to Costs and Expenses
                                                                 -----------------------------

                                                                 1993              1992            1991
                                                                 ----              ----            ----
  Maintenance and Repairs                                        $1,691           $2,036           $2,123


  Advertising Costs                                              $3,666           $3,850           $4,198

                                 EXHIBIT INDEX




     Exhibit                                                                                         Page Number
     Number                                       Description                                        of Exhibit
     ------                                       -----------                                        ----------

      3.1         Restated Certificate  of Incorporation of the  Company (incorporated herein by reference to  the Company's 10-K for the  fiscal year ended December 31,
                  1989, File No. 0-10182).

      3.2         By-Laws of  the Company, as  amended (incorporated herein  by reference  to the Company's 8-K, dated June 21, 1991, File No. 0-10182).

      4.1         Rights Agreement dated  as of April 14,   1989 between Scotsman Industries,
                  Inc. and Harris Trust &  Savings Bank (incorporated herein by  reference to the Company's 8-K,  dated April 25, 1989, File  No. 0-10182), as amended by
                  Amendment  No. 1  thereto, dated  as of January  11, 1994  (incorporated by reference  herein to Scotsman  Industries, Inc. Amendment No.  4 to General
                  Form  for  Registration of  Securities  on  Form 10/A,  as  filed  with the
                  Commission on January 27, 1994, File No. 0-10182).

      10.1        Reorganization and  Distribution Agreement dated  as of March  15, 1989  by
                  and   among  Household   International,  Inc.,   Eljer   Industries,  Inc.,
                  Schwitzer,  Inc.  and Scotsman  Industries,  Inc.  (incorporated herein  by reference to the Company's 8-K, dated April 25, 1989, File No. 0-10182).

      10.2        Tax  Sharing  Agreement  dated  as  of  March  15,  1989  among   Household
                  International, Inc.,  Eljer Industries, Inc., Schwitzer,  Inc. and Scotsman
                  Industries, Inc.  (incorporated herein by reference  to the Company's  8-K, dated April 25, 1989, File No. 0-10182).

      10.3        Benefits  and Labor Agreement  dated as of  March 15,  1989 among Household
                  International, Inc.,  Eljer Industries, Inc., Schwitzer,  Inc. and Scotsman
                  Industries, Inc.  (incorporated herein  by reference to the  Company's 10-K for the fiscal year ended December 31, 1989, File No. 0-10182).

      10.4        Reimbursement  Agreement  dated  as  of  April  14,  1989  by  and  between
                  Household  International,  Inc.  and  Scotsman  Group,  Inc.  (incorporated herein by  reference  to  the Company's  10-K  for the  fiscal  year  ended
                  December 31, 1989, File No. 0-10182).

     Exhibit                                                                                   Page Number
     Number                             Description                                            of Exhibit
     -------                            -----------                                            -----------
      10.5        Supplemental  Reimbursement Agreement  dated  as  of August  4, 1989  among
                  Household  International,  Inc., Scotsman  Industries,  Inc.  and  Scotsman
                  Group, Inc.  (incorporated herein by  reference to the  Company's 10-K  for the fiscal year  ended December 31, 1989, File  No. 0-10182), as amended by
                  Amendment No. 1  thereto, dated as of  September 20, 1993 (incorporated  by reference to the Company's 10-Q for the quarter ended October 3, 1993).

      10.6        Note  Purchase Agreement dated  as of April  17, 1989 among  Scotsman Group
                  Inc.,  Scotsman  Industries,  Inc.,  Connecticut   General  Life  Insurance
                  Company,  individually  and  for  the  account  of  one  or  more  separate
                  accounts,  Cigna   Property  and  Casualty  Insurance   Company,  INA  Life
                  Insurance Company  of New York,  Life Insurance Company  of North  America,
                  Ohio  National Life  Assurance Corporation  and Southern  Farm Bureau  Life
                  Insurance  Company, as amended  by Amendment No. 1  thereto, dated December
                  12, 1989  (incorporated herein by reference  to the Company's  10-K for the fiscal  year ended December  31, 1989,  File No.  0-10182), the  Waiver and
                  Amendment, dated as  of February 7, 1992 (incorporated herein  by reference to  the Company's 10-K  for the  fiscal year ended December  29, 1991, File
                  No.  0-10182),  the  Waiver  and  Amendment  dated  as  of  June  26,  1992
                  (incorporated herein  by reference to  the Company's 10-Q  for the  quarter ended June 28, 1992,  File No. 0-10182), Amendment No. 4 thereto,  dated as of  September 27, 1992  (incorporated herein by reference  to the Company's
                  10-K for  the fiscal  year ended  January 3,  1993, File No.  0-10182), and
                  Amendment   No.  5  thereto   and  Waiver,  dated  as of   March  17,  1993
                  (incorporated  herein by  reference to  the Company's  10-K for  the fiscal year ended January 3, 1993, File No. 0-10182).

      10.7        $25,000,000 Revolving Credit Agreement dated as of November 20, 1992  among
                  Scotsman  Group Inc.,  Scotsman Industries,  Inc., Comerica  Bank-Illinois,
                  individually  and  as  agent,  PNC  Bank,  National  Association  (formerly
                  Pittsburgh  National Bank)  and  The  First National  Bank of  Chicago,  as
                  amended by  First  Amendment  to  Scotsman Group  Inc.  $25,000,000  Credit
                  Agreement, Waiver  and Consent, dated  as of March  17, 1993  (incorporated herein  by reference  to  the Company's  10-K  for  the fiscal  year  ended
                  January 3, 1993, File No. 0-10182).

    Exhibit                                                                                       Page Number
    Number                                      Description                                       of Exhibit
    -------                                     -----------                                       -----------
      10.8        $5,000,000 Promissory Note made as  of June 17, 1993 by Scotsman Group Inc.
                  to Comerica  Bank-Illinois, together  with the related  Guaranty Agreement, dated  July 1, 1993,  between Scotsman Industries, Inc.  and Comerica Bank-
                  Illinois  (incorporated herein by  reference to the Company's  10-Q for the quarter ended July 4, 1993, File No. 0-10182).

      10.9        Reimbursement   Agreement,   dated   March   1,   1988,   among   Household
                  Manufacturing, Inc.,  King-Seeley Thermos Co. and  the National Westminster
                  Bank  PLC,  as amended  by  the  Amendments dated  as  of  April 14,  1989,
                  December 12,  1989, June 26, 1992,  November 20, 1992  and March 17,  1993,
                  among  Scotsman  Group  Inc.,  Scotsman  Industries,  Inc.  and  PNC  Bank,
                  National Association  (formerly  Pittsburgh  National  Bank)  (incorporated herein  by  reference  to the  Company's  10-K for  the  fiscal  year ended
                  January 3, 1993, File No. 0-10182).

      10.10       Interest  Rate and Currency Exchange Agreement, dated as of April 14, 1989, between Scotsman Group,  Inc. and Morgan Guaranty Trust Company of New York
                  (incorporated  herein by  reference to  the Company's  10-K for  the fiscal year ended December 29,  1991, File No. 0-10182), as amended by  the letter amendment, dated as of December 29, 1991 (incorporated herein by  reference to the  Company's 10-K for  the fiscal year  ended December  29, 1991, File
                  No.  0-10182),   the  letter  amendment,   dated  as  of   June  26,   1992
                  (incorporated  herein by  reference to  the Company's  10-K for  the fiscal year ended January  3, 1993, File No.  0-10182), and the  letter amendment, dated as  of November 20,  1992, (incorporated  herein by reference  to the
                  Company's  10-K for  the fiscal  year ended  January 3,  1993, File  No. 0-
                  10182), together with  the related Guaranty,  dated as of  April 14,  1989, between Scotsman Industries, Inc. and Morgan Guaranty Trust Company of  New
                  York  (incorporated herein  by  reference  to the  Company's 10-K  for  the fiscal year ended December 29, 1991, File No. 0-10182).

      10.11       Long-Term  Executive Incentive  Compensation Plan  of  Scotsman Industries,
                  Inc., as  amended May  21, 1992 (incorporated  herein by  reference to  the
                  Company's 10-Q for the quarter ended June 28, 1992, File No. 0-10182).


      Exhibit                                                                                    Page Number
      Number                         Description                                                 of Exhibit
      ------                         -----------                                                --------------

      10.12       Scotsman  Industries, Inc., Executive Incentive Compensation Program, Plans
                  AA, A-1  and A-2  (incorporated herein by  reference to the  Company's 10-K for the  fiscal year  ended December  30, 1990,  File No. 0-10182)  and B-2
                  (incorporated  herein by  reference to  the Company's  10-K for  the fiscal year ended December 29, 1991).

      10.13       Scotsman Group  Inc. Supplemental  Tax Reduction Investment Plan,  dated as of April 14, 1989 (incorporated  herein by reference to the Company's  10-K for the fiscal year ended December 30, 1990, File No. 0-10182).

      10.14       Employment Agreement dated September 16, 1991 between Scotsman  Group, Inc.
                  and Richard C.  Osborne (incorporated herein by reference to  the Company's
                  10-Q for the quarter ended September 29, 1991, File No. 0-10182).

      10.15       Employment Agreement dated September 16, 1991 between Scotsman  Group, Inc.
                  and  Emanuele Lanzani  (incorporated herein  by reference to  the Company's
                  10-K for the fiscal year ended December 29, 1991, File No. 0-10182).

      10.16       Employment Agreement dated September 16, 1991 between Scotsman  Group, Inc.
                  and Donald  D. Holmes (incorporated  herein by reference  to the  Company's
                  10-Q for the quarter ended September 29, 1991, File No. 0-10182).

      10.17       Employment Agreement dated September 16, 1991 between Scotsman  Group, Inc.
                  and  David W. Campbell  (incorporated herein by reference  to the Company's
                  10-Q for the quarter ended September 29, 1991, File No. 0-10182).

      10.18       Employment  Agreement dated July  20, 1992 between Scotsman  Group Inc. and
                  Randall C. Rossi.

      10.19       Executive Severance  Agreement  dated  as of  September  16,  1991  between
                  Richard  C. Osborne  and  Scotsman  Group,  Inc.  (incorporated  herein  by reference to the Company's 10-Q  for the quarter ended September  29, 1991,
                  File No. 0-10182).

      10.20       Amendment No.  1 to Executive Severance Agreement, dated  as of January 11,
                  1994, between Richard C. Osborne and Scotsman Group, Inc.


     Exhibit                                                                                           Page Number
     Number                            Description                                                     of Exhibit
     ------                            -----------                                                   -------------
      10.21       Executive Severance  Agreement  dated  as of  September  16,  1991  between
                  Emanuele  Lanzani and  Frimont S.p.A (incorporated  herein by  reference to the Company's  10-K for the fiscal  year ended December 29,  1991, File No.
                  0-10182).

      10.22       Amendment  No. 1 to Executive Severance Agreement,  dated as of January 11,
                  1994, between Emanuele Lanzani and Scotsman Group, Inc.

      10.23       Executive Severance  Agreement  dated  as of  September  16,  1991  between
                  Donald  D.  Holmes  and  Scotsman  Group,  Inc.  (incorporated   herein  by
                  reference to the  Company's 10-Q for the quarter  ended September 29, 1991,
                  File No. 0-10182).

      10.24       Amendment No. 1 to Executive Severance  Agreement, dated as of January  11,
                  1994, between Donald D. Holmes and Scotsman Group, Inc.

      10.25       Executive Severance Agreement dated as of September 16, 1991 between  David
                  W.  Campbell and  Booth,  Inc.  (incorporated herein  by reference  to  the
                  Company's  10-Q for  the  quarter ended  September  29, 1991,  File  No. 0-
                  10182).

      10.26       Amendment No. 1 to Executive  Severance Agreement, dated as of  January 11,
                  1994, between David W. Campbell and Booth, Inc.

      10.27       Retirement Program for Emanuele  Lanzani of Frimont, S.p.A.,  Subsidiary of
                  King-Seeley  Thermos Co.  dated  July  25,  1984  (incorporated  herein  by reference to  the Company's  10-K for  the fiscal  year ended December  31,
                  1989, File No. 0-10182).

      10.28       Agreement dated March  27, 1981 by and  between Emanuele Lanzani  and King-
                  Seeley Thermos  Co. and  Frimont, S.p.A. (incorporated herein  by reference to  the Company's 10-K  for the  fiscal year ended December  31, 1989, File
                  No.   0-10182),  as  amended   by  the  Amendment  dated   March  20,  1990
                  (incorporated herein  by reference to  the Company's 10-Q  for the  quarter ended September 30, 1990, File No. 0-10182).

      10.29       Industrial  Building  Lease  Agreement  dated  September  21,  1988 by  and between American  National Bank and  Trust Company of  Chicago, as  Trustee
                  under  Trust  Agreement No.  64661  dated  June  17,  1985,  and  Household
                  Manufacturing, Inc.  (incorporated herein by reference to the Company's 10-
                  K for the fiscal year ended December 31, 1989, File No. 0-10182).



  Exhibit                                                                                        Page Number
  Number                                   Description                                           of Exhibit
  ---------                                -----------                                          ------------

      10.30       Lease and  Purchase Option dated August  21, 1986 by and  between Jerome P.
                  Heilweil  and   Flora  P.   Heilweil  and  Household   Manufacturing,  Inc.
                  (incorporated herein  by referenced to  the Company's 10-K  for the  fiscal year ended December 31, 1989, File No. 0-10182).

      10.31       Lease Agreement,  dated as of April  16, 1993, by  and between the  Western and  Southern Life  Insurance Company  and Booth,  Inc., together  with the related  Guaranty  by  Scotsman  Group  Inc.  dated  as of  April  8,  1993
                  (incorporated herein  by reference to  the Company's 10-Q  for the  quarter ended October 2, 1993, File No. 0-10182).

      10.32       Consent Order  Agreement between Scotsman Group  Inc. and the Staff  of the
                  United  States   Consumer  Product   Safety  Commission   (incorporated  by
                  reference to the Company's 8-K, dated May 29, 1990, File No. 0-10182).

      10.33       Purchase Agreement between Glenco  Holdings Inc. and  Scotsman Group  Inc., dated as  of September  23, 1992 (incorporated  herein by reference  to the
                  Company's 8-K, dated September 28, 1992, File No. 0-10182).

      10.34       Agreement  and Plan of Merger, dated as of January 11, 1994, among Scotsman
                  Industries,   Inc.,   Scotsman   Acquisition   Corporation,   DFC   Holding
                  Corporation,  The Delfield Company, Onex Corporation, Onex DHC LLC, Pacific
                  Mutual Life Insurance Co.,  PM Group Life  Insurance Co., EJJM, Matthew  O.
                  Diggs,  Jr., Timothy C.  Collins, W. Joseph Manifold,  Charles R. McCollom,
                  Anita  J. Moffatt Trust,  Anita J.  Moffatt, Remo  Panella, Teddy  F. Reed,
                  Robert  L. Schafer,  Graham E. Tillotson,  John A.  Tilmann Trust,  John A.
                  Tilmann, Kevin  E. McCrone,  Michael  P. McCrone,  Ronald A.  Anderson  and
                  Continental Bank  N.A. (incorporated herein  by reference  to the Company's
                  8-K, dated January 13, 1994, File No. 0-10182).

      10.35       First Amendment to  Agreement and Plan  of Merger,  dated as  of March  17,
                  1994,  among Scotsman  Industries, Inc., Scotsman  Acquisition Corporation,
                  DFC Holding Corporation, The  Delfield Company, Onex Corporation,  Onex DHC
                  LLC, Pacific Mutual Life Insurance Co., PM Group Life Insurance Co.,  EJJM,
                  Matthew O. Diggs, Jr., Timothy  C. Collins, W. Joseph Manifold, Charles  R.
                  McCollom, Anita J. Moffatt Trust,  Anita J. Moffatt, Remo Panella, Teddy F.
                  Reed, Robert L. Schafer,  Graham E. Tillotson, John A.  Tilmann Trust, John
                  A. Tilmann, Ronald A. Anderson, Kevin  E. McCrone, Michael P. McCrone,  and
                  Continental Bank N.A.

      Exhibit                                                                                   Page Number
      Number                                    Description                                     of Exhibit
      ------                                    -----------                                     -----------
      10.36       Share Acquisition Agreement,  dated as of January 11, 1994,  among Scotsman
                  Industries, Inc., Whitlenge  Acquisition Limited, Whitlenge Drink Equipment
                  Limited,  Timothy  C. Collins,  Graham F.  Cook, Christopher  R.L. Wheeler,
                  Michael de St. Paer  and John Rushton (incorporated herein  by reference to the Company's 8-K, dated January 13, 1994, File No. 0-10182)

      10.37       First Amendment  to Share  Acquisition  Agreement, dated  as of  March  17,
                  1994, among  Scotsman Industries,  Inc., Scotsman Drink  Limited, Whitlenge
                  Acquisition  Limited, Whitlenge Drink Equipment  Limited, Onex Corporation,
                  Onex  U.S. Investments,  Inc.,  EJJM,  Matthew O.  Diggs, Jr.,  Timothy  C.
                  Collins, Graham F. Cook, Christopher R.L.  Wheeler, Michael de St. Paer and
                  John Rushton.

      13.1        Those portions of  Scotsman's 1993 Annual Report to Shareholders  which are incorporated by  reference  under Part  I, Item  1, "Financial  Information about  Foreign and Domestic Operations," and Part  II, Items 5, 6, 7, and 8
                  of  the Form 10-K,  consisting of "Management's Discussion  and Analysis of
                  Financial  Condition and  Results  of  Operations," the  report  of  Arthur
                  Andersen &  Co. and  the consolidated financial  statements, together  with the notes thereto (as set forth in  the list of financial statements  under
                  Item 14(a)(1)),  "Five Year Summary," "Selected  Quarterly Financial Data,"
                  and "Common Stock."

      21.1        List of Subsidiaries

      23.1        Consent of Arthur Andersen & Co.