Form 10-Q
period 1994-04-03
SCOTSMAN INDUSTRIES INC
filed 1994-05-16
CIK 846660

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

               [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the Quarterly Period Ended
                                    April 3, 1994

               [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                Commission file number
                                       0-10182
                                       -------

                              Scotsman Industries, Inc.
                              -------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                          36-3635892
                   --------                          ----------
           (State of Incorporation)    (I.R.S. Employer Identification No.)
              775 Corporate Woods Parkway, Vernon Hills, Illinois 60061
              ---------------------------------------------------------

              (Address of principal executive offices)       (Zip code)
                                    (708) 215-4500
                                    --------------
                  Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     x      No
                  -------        --------

        At May 9, 1994 there were 8,213,421 shares of registrant's common stock outstanding.

                             Exhibit Index is on page 17.



                              SCOTSMAN INDUSTRIES, INC.
                                      FORM 10-Q
                                    April 3, 1994

                                        INDEX


        PART I--FINANCIAL INFORMATION:

             Item 1.   FINANCIAL STATEMENTS-

                  HISTORICAL-
                       Condensed Statement of Income
                       Condensed Balance Sheet
                       Condensed Statement of Cash Flows
                       Notes to Condensed Financial Statements

             Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS

        PART II--OTHER INFORMATION:

             Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

        SIGNATURE

        PART I--FINANCIAL INFORMATION
             ITEM 1.  Financial Statements


                              SCOTSMAN INDUSTRIES, INC.
                            CONDENSED STATEMENT OF INCOME

                                     (Unaudited)
                       (In thousands, except per share amount)


                                                                                               For the Three
                                                                                                Months Ended
                                                                                  ----------------------------------------
                                                                                  April 3,                        April 4,
                                                                                    1994                          1993
                                                                                  --------                        --------
             Net sales                                                             $37,986                         $37,896

             Cost of sales                                                          26,800                          26,258
                                                                                    ------                          ------

                     Gross profit                                                  $11,186                         $11,638

             Selling and administrative expenses                                     7,476                           7,902
                                                                                    ------                          ------

             Income from operations                                                $ 3,710                         $ 3,736


             Interest expense, net                                                     907                           1,103
                                                                                    ------                          ------

             Income before income taxes                                            $ 2,803                         $ 2,633

             Income taxes                                                            1,259                           1,185
                                                                                    ------                          ------

             Net income before cumulative
                     effect of accounting changes                                  $ 1,544                         $ 1,448

             Cumulative effect of accounting
                     changes (i) (See Note 4)                                            -                              29
                                                                                    ------                          ------

             Net income                                                            $ 1,544                         $ 1,477
                                                                                   =======                         =======

             Net income per share before
                     cumulative effect of
                     accounting changes                                            $  0.22                         $  0.21

             Cumulative effect of





                     accounting changes                                                  -                               -
                                                                                    ------                          ------

             Net income per share (ii)                                             $  0.22                         $  0.21
                                                                                   =======                         =======

             (i) Changes in accounting principles related to post-retirement health care, post-employment expenses and income taxes were implemented in the first quarter of 1993. The cumulative effect of these accounting changes was as follows:

                  Unfavorable cumulative effect of accounting change due to post-retirement health care benefits (in thousands) of $(1,660) pre-tax and $(1,029) after-tax.

                  Unfavorable cumulative effect of accounting change due to other post-employment benefits (in thousands) of $(508) pre-tax and $(243) after-tax.

                  Favorable cumulative effect of accounting change relating to income taxes (in thousands) of $1,301.

        (ii) The calculation of net income per share was based on 7,136,085 and on 6,991,438 weighted average shares of the Company's common stock for the three months ended April 3, 1994 and April 4, 1993, respectively. The net income per share calculation for the three months ended April 3, 1994 included the dilutive effect of stock options outstanding. The net income per share calculation for the three months ended April 4, 1993 excluded the dilutive effect of stock options as the dilutive effect was immaterial.


        See notes to unaudited condensed financial statements.

                              SCOTSMAN INDUSTRIES, INC.
                               CONDENSED BALANCE SHEET
                                    (In thousands)

                                                                                                       April 3,        January 2,
                                                   A S S E T S                                           1994             1994
                                                   -----------                                         --------         --------

              CURRENT ASSETS

                       Cash and temporary cash investments                                              $   4,669       $   8,462
                       Trade accounts receivable, net of reserves of $1,654 and $1,548                     35,034          28,578

                       Inventories                                                                         26,702          25,693
                       Deferred income taxes                                                                3,697           3,748

                       Other current assets                                                                 1,916           1,701
                                                                                                         --------        --------

                               Total current assets                                                     $  72,017       $  68,182
              PROPERTIES AND EQUIPMENT, net of accumulated depreciation of $24,791 and $23,592             20,013          19,867

              COST OF INVESTMENTS IN ACQUIRED BUSINESS IN EXCESS OF THE FAIR VALUE OF NET
                       TANGIBLE ASSETS AT ACQUISITION, net                                                 11,449          11,320

              OTHER NONCURRENT ASSETS                                                                       4,728           3,804
                                                                                                         --------        --------
                                                                                                         $108,207        $103,173
                                                                                                         ========        ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------
              CURRENT LIABILITIES:
                       Short-term debt and current maturities of long-term debt and capitalized
                               lease obligations                                                        $   3,380       $   2,707

                       Trade accounts payable                                                              14,867          11,743

                       Accrued income taxes                                                                 2,565           2,087
                       Accrued expenses                                                                    13,659          15,327
                                                                                                         --------        --------

                               Total current liabilities                                                 $ 34,471        $ 31,864

              LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS                                             29,449          29,469
              DEFERRED INCOME TAXES                                                                           450             435

              OTHER NONCURRENT LIABILITIES                                                                  7,343           7,411
                                                                                                         --------        --------
                       Total Liabilities                                                                 $ 71,713        $ 69,179

                                                                                                         ========        ========
              SHAREHOLDERS' EQUITY:

                       Common stock, $.10 par value                                                      $    722        $    721




                       Additional paid in capital                                                          20,613          20,557

                       Retained earnings                                                                   22,224          20,855

                       Deferred compensation and unrecognized pension cost                                    (32)            (54)
                       Foreign currency translation adjustments                                            (5,689)         (6,741)

                       Less:  Common stock held in treasury                                                (1,344)         (1,344)
                                                                                                         --------        --------

                       Total Shareholders' Equity                                                       $  36,494       $  33,994
                                                                                                         --------        --------
                                                                                                        $ 108,207       $ 103,173
                                                                                                         ========        ========

             See notes to unaudited condensed financial statements.

                              SCOTSMAN INDUSTRIES, INC.
                          CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                    (In Thousands)

                                                                                                  For the Three Months Ended
                                                                                                  --------------------------
                                                                                               April 3, 1994       April 4, 1993
                                                                                               -------------       -------------

              CASH FLOW FROM OPERATING ACTIVITIES:

                       Net income                                                                   $   1,544           $   1,477
                       Adjustments to reconcile net income to net cash provided by operating activities -
                                        Depreciation and amortization                                     894                 934

                       Change in assets and liabilities -
                               Trade accounts receivable                                               (5,766)             (5,033)

                               Inventories                                                               (435)             (3,334)
                               Trade accounts payable and other liabilities                             1,066               5,719

                               Other, net                                                                (879)             (2,304)
                                                                                                     --------            --------

                       Net cash used in operating activities                                         $ (3,576)          $  (2,541)
                                                                                                     --------            --------
              CASH FLOWS FROM INVESTING ACTIVITIES:
                       Investment in properties and equipment                                        $   (586)           $   (578)

                       Proceeds from disposal of property, plant and equipment                              6                   -

                       Acquisition of Simag                                                                 -              (5,546)
                                                                                                     --------            --------
                       Net cash used in investing activities                                         $   (580)           $ (6,124)
                                                                                                     --------            --------

              CASH FLOWS FROM FINANCING ACTIVITIES:
                       Principal payments under long-term debt and capitalized lease
                               obligations                                                           $    (26)           $    (32)

                       Dividends paid to shareholders                                                    (175)               (175)
                       Short-term debt, net                                                               525               5,844
                                                                                                     --------            --------

                       Net cash provided by financing activities                                     $    324            $  5,637
                                                                                                     --------            --------

                       Effect of exchange rate changes on cash and temporary cash
                               investments                                                                 39                (408)
              NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                   $  (3,793)          $  (3,436)






              CASH AND TEMPORARY CASH INVESTMENTS, beginning of period                                  8,462               5,202
                                                                                                     --------            --------

              CASH AND TEMPORARY INVESTMENTS, end of period                                         $   4,669           $   1,766
                                                                                                     ========            ========

              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                       Cash paid during the period for:
                       Interest                                                                     $     136           $     217
                                                                                                     ========            ========

                       Income taxes                                                                 $     722           $     508
                                                                                                     ========            ========

              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
                       Investment in properties and equipment through issuance of                   $       -           $       -
                               capitalized lease obligations                                         ========            ========

             See notes to unaudited condensed financial statements.

                              SCOTSMAN INDUSTRIES, INC.
                  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

        (1)  BASIS OF PRESENTATION:

        The condensed consolidated financial statements include the accounts of Scotsman Industries, Inc. and its consolidated subsidiaries (the "Company").

        As of January 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, 109, and 112. See Note 4 of Notes to Unaudited Condensed Financial Statements. Except for the adoption of the Accounting Standards implemented in the first quarter of 1993, all accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended January 2, 1994, appearing in the Company's 1993 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the aforementioned Annual Report.

        (2)  INVENTORIES:

        Inventories consisted of the following (in thousands):

                                              April 3,   January 2,
                                                1994        1994
                                              --------    --------
                  Finished goods                $15,090     $14,755

                  Work-in-process                 2,966       2,232

                  Raw materials                   8,646       8,706
                                               --------    --------
                       Total inventories        $26,702     $25,693
                                               ========  =        =
                                                             ======


        (3)  CONTINGENCIES:

        Pursuant to the Lead Contamination Control Act of 1988 (the "Act"), the United States Environmental Protection Agency (the "EPA") has published lists of water cooler models which may have water tanks with interior surface linings containing more than 0.2 percent lead or which are not "lead free" because a tin/lead solder was used to connect internal parts of the cooler. These lists included certain models of water coolers manufactured in the past by Halsey Taylor, a former division of a Company subsidiary. The Act provides for the issuance of a remedial action order by the United States Consumer Product Safety Commission (the "CPSC") against the manufacturer of any cooler listed by the EPA as containing a tank having an interior surface lining with more than 0.2 percent lead.

        On May 25, 1990, the CPSC accepted a Consent Order Agreement (the "Consent Agreement") between the CPSC staff and the Company's subsidiary under which the subsidiary agreed to conduct a replacement/refund program for any Halsey Taylor tank-style water coolers manufactured before April 1, 1979, which are water tested by the cooler owner and shown to contribute more than twenty parts per billion of lead to the water. The Consent Agreement resolves all claims that the CPSC might have under the Act for issuance of an order requiring the repair, replacement, or recall and refund of the purchase price of water coolers manufactured by the Halsey Taylor division before the date of the Consent Agreement.


        The Company has made provisions to cover expenditures that it expects to result from the Act. The actual cost to the Company will depend upon, among other things, the number of cooler owners participating in the replacement/refund program. Although no assurance can be given, the Company believes, based upon its present expectations, that expenditures resulting from the Act will not have a material adverse effect on the Company's financial condition or its results of operations. While the Company sold the assets of its Halsey Taylor business in July, 1991, the purchaser of the Halsey Taylor business did not assume any liability for this contingency.

        On March 26, 1993, Remcor Products Company filed a lawsuit against the Company's subsidiary, Scotsman Group, Inc. and Scotsman Group's subsidiary, Booth, Inc., in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by Scotsman Group and Booth infringe a patent owned by Remcor relating to a cold plate system.
        The Complaint seeks an unspecified amount of compensatory damages, treble damages for willful infringement, prejudgment interest and attorneys' fees, and also a permanent injunction from further alleged acts of infringement.

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

        The Company is vigorously defending this lawsuit. Sales of ice/drink dispensers accounted for less than 5 percent of the Company's consolidated net sales in 1993. Although no assurances can be given, after consultation with legal counsel, the Company does not believe that this lawsuit will have a material adverse effect upon the financial condition of the Company or its results of operations.

        (4)   CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES:

        Effective January 4, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS 106") on the immediate recognition basis. The new standard requires that the expected cost of post-retirement benefits be charged to expense during the years that the employees render service. Previously, the Company recognized these costs on a pay-as-you-go basis.

        The cumulative effect of this accounting change was to decrease income for the three months ended April 4, 1993 by $1,660,000 ($1,029,000, or $0.15 per share, after-tax), representing the amount of unfunded obligation measured as of January 4, 1993. This accounting change is not expected to materially impact future operating results and is not expected to affect the Company's cash flows because the Company plans to continue paying the cost of post-retirement benefits when incurred. Other than the cumulative catch-up, the impact of this accounting change on the first quarter of 1993 was not material.

        Effective January 4, 1993, the Company changed its method of accounting for income taxes as a result of the required adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a change in accounting for income taxes to an asset and liability approach. The cumulative effect of this change in 1993 was a favorable impact of $1,301,000, or $.19 per share. The cumulative effect resulted primarily from the recognition of the remainder of Italian tax benefits which resulted from a prior year reorganization and adjustments for rate differences.

        Effective January 4, 1993, the Company also adopted the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112"). The statement requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. The Company previously accounted for a certain portion of these post-employment benefits on a pay-as-you-go basis. The impact of the change to SFAS 112, was an unfavorable pre-tax amount of $508,000 ($243,000, net of tax or $.03 per share). Other than the effect of the cumulative catch-up, the impact on pre-tax income of this accounting change for the first quarter of 1993 was not material.

        (5)  ACQUISITION OF SIMAG:

        The Company's Frimont, S.p.A. subsidiary acquired on January 8, 1993, the assets of Simag, an ice machine manufacturer located in Milan, Italy. The method of accounting used for the combination was the purchase method. The results of Simag are included in the income statement for the Company beginning after January 8, 1993. Simag was acquired for $5.5 million and no shares of stock were or will be issued as a result of this acquisition. Goodwill of $4.4 million resulting from the Simag acquisition will be amortized over 40 years using the straight-line method. No contingent payments, options, or commitments were specified in the acquisition agreement of Simag. Pro forma information has not been presented due to lack of materiality.

        (6)  SUBSEQUENT EVENT:

        On April 29, 1994, the Company completed the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge") for approximately $69 million in a combination of cash, preferred stock and common stock. Scotsman shareholders approved the issuance of common and preferred stock related to the acquisition at a special shareholders meeting held on April 28, 1994.

        The method of accounting which will be used for the combination will be the purchase method. Allocation of the purchase price has not been finalized; however, it is expected to be completed within twelve months of the acquisition. The acquisition price included: i) $30.4 million in cash, ii) 1.2 million shares of common stock, iii) 2.0 million shares of Series A $0.62 cumulative convertible preferred stock, with an aggregate liquidation preference of $22.5 million and which are initially convertible into 1,525,400 shares of common stock, and iv) up to 667,000 shares of additional common stock if the businesses of Delfield and Whitlenge meet a specified level of earnings before interest, income taxes, depreciation and amortization in fiscal year 1994. In addition, Scotsman also assumed Delfield and Whitlenge debt of approximately $35 million.

        Delfield, headquartered in Mt. Pleasant, Michigan, manufactures and sells refrigerated foodservice equipment, primarily in the United States. Whitlenge, located near Birmingham, England, manufactures and sells drink dispensing equipment in Western Europe.

        Restating the Company's fiscal year 1993 results to reflect the acquisition as if it took place as of the first day of the fiscal year 1993 would have resulted in unaudited pro forma net sales of $281.8 million and net income before the cumulative effect of accounting changes of $10.5 million, or $1.08 per share (including the dilutive impact of the additional shares issued in April of 1994). Restating the Company's first quarter 1994 results to reflect the acquisition as if it took place as of the first day of the fiscal year 1994 would have resulted in unaudited pro forma net sales of $66.9 million, net income before cumulative effect of accounting changes of $2.5 million, or $.25 per share (including the dilutive effect of the additional shares issued in April of 1994). Pro forma results are based on assumptions and estimates and are not necessarily indicative of the results of operations of the Company as they might have been had the transaction occurred as discussed above.

        In order to provide the financing for the cash consideration paid in connection with the acquisition, the refinancing of approximately $35 million in existing indebtedness of Delfield and Whitlenge, replacement letters of credit backing approximately $9 million of the Company's outstanding industrial revenue bonds, working capital for the Company and its subsidiaries following the acquisition, and transaction costs associated with the acquisition, the Company entered into a Credit Agreement, dated as of April 29, 1994 (the "New Credit Agreement"), with a group of lenders for which The First National Bank of Chicago ("First Chicago") acted as agent. The New Credit Agreement establishes a revolving credit facility in the amount of $90 million. Under the terms of the New Credit Agreement, the revolving credit facility will reduce by $7 million at the end of years one and two, $12 million at the end of year three, and $5 million at the end of each of years four and five, with the remaining balance due at the end of year six. Borrowings under the New Credit Agreement will bear interest at a floating rate based upon, at the Company's option, (i) the higher of First Chicago's corporate base rate or the Federal funds rate plus 1/2 percent per annum, or (ii) the rate offered by First Chicago for deposits in the relevant Eurocurrency, plus an applicable margin. The applicable margin will vary between 0.75 percent and
        1.125 percent per annum, depending upon the Company's ratio of earnings before interest, taxes and amortization to total interest.

        The New Credit Agreement contains various financial covenants that, among other things, require the Company to maintain, on a consolidated basis, specified leverage, interest expense coverage and cash flow coverage ratios and a minimum adjusted consolidated tangible net worth. The minimum adjusted consolidated tangible net worth covenant has the effect of restricting the amount of the Company's dividends to its shareholders to an amount equal to $2,000,000 plus 40% of the sum of cumulative net income from May 2, 1994 forward and the net cash proceeds from the issuance of equity securities after April 29, 1994. The Company is precluded from paying dividends to its shareholders if a default or an event which, but for the lapse of time or the giving of notice, or both, would constitute a default, under the New Credit Agreement has occurred and is continuing or would occur after giving effect to the payment of such dividend.

        Concurrently with the execution of the New Credit Agreement, the Company entered into amended and restated note purchase agreements, under which $20 million of its 11.43 percent Senior Notes due May 1, 1998 are outstanding, in order to, among other things, conform the financial covenants in those agreements to the covenants contained in the New Credit Agreement. The Company also terminated the $25 million Revolving Credit Agreement which had been in place prior to the acquisition. No amounts were outstanding under that agreement.

                              SCOTSMAN INDUSTRIES, INC.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations
        ---------------------

        Net sales for the first quarter of 1994 were $38.0 million, up slightly from sales of $37.9 million for the first quarter of 1993. Using constant foreign currency exchange rates, net sales for the first quarter of 1994 were up $0.9 million or 2.5 percent compared to the first quarter of 1993.

        Net income for the first quarter of 1994 was up $0.1 million or 4.5 percent compared to the first quarter of 1993 which included the cumulative effect of changes in accounting principles as discussed below.


        Scotsman's worldwide ice machine sales representing approximately 87 percent of the Company's sales for the first quarter of 1994 were up
        2.5 percent in U.S. dollars, or 4.9 percent, using constant foreign currency exchange rates. U.S. ice machine sales for the first quarter of 1994 were up 4.6 percent over the first quarter of 1993, reflecting an improving domestic market. Ice machine sales from the Company's European businesses were down 2.4 percent in U.S. dollars but were up
        5.8 percent in local currency. European ice machine sales were stronger as a result of slightly improved sales in Western Europe, and increased sales in developing markets such as Africa and the Far East.

        Sales of other product lines of the Company's European businesses (bakery equipment, commercial refrigerators, etc.) representing approximately 2 percent of the Company's sales for the first quarter of 1994 declined in lire and declined even further in dollars as a result of continued weakness in Western European markets, especially the Italian market.

        Sales of dispensing equipment representing approximately 11 percent of the Company's sales for the first quarter of 1994 were down 8.3 percent compared to sales in the same quarter of the prior year due to lower orders from a major customer.

        The Company's gross profit decreased by $0.5 million and gross profit margin decreased 1.3 points, from 30.7 to 29.4 percent of sales. This change was primarily due to inefficiencies and lower production levels resulting from the relocation and start up of the Crystal Tips operation of Booth, Inc.

        Selling and administrative expenses decreased by $0.4 million or 5.4 percent due to lower sales commissions and other selling expenses at certain domestic units as well as from translation of Italian units' expenses at weaker lira rates.

        Interest expense, net, decreased by $0.2 million or 17.8 percent when compared to the prior year's first quarter. The decrease was attributable to a lower balance of Italian short-term borrowings in 1994 when compared to 1993. Foreign short-term debt increased substantially in the first quarter of the prior year, due to the acquisition of Simag in January, 1993 by Scotsman's Frimont subsidiary.

        Effective January 4, 1993, the Company changed its method of accounting for income taxes as a result of the required adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a change in accounting for income taxes to an asset and liability approach. The cumulative effect of the change in 1993 was a favorable impact of $1.3 million, or $.19 per share.

        Effective January 4, 1993, the Company also adopted the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits" ("SFAS 112"). The statement requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. The Company previously accounted for a certain portion of these post-employment benefits on a pay-as-you-go basis. The first quarter 1993 impact of the change to SFAS 112 was an unfavorable pretax amount of $0.5 million ($0.2 million, after-tax or $.03 per share).

        Effective January 4, 1993, the Company also changed its method of accounting for retiree health care benefits as required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS 106"). The statement requires that the expected cost of benefits other than pensions must be charged to expense during the years that employees render service. The Company formerly recognized retiree health care costs on a pay-as-you-go basis. The Company recognized in the first quarter of 1993 immediately as a charge against earnings the entire portion of future retiree benefit costs of $1.7 million ($1.0 million after-tax) already earned by both active and retired employees up to January 4, 1993. The after-tax impact of this accounting change in the first quarter of 1993 was $0.15 per share.

        The cumulative effect of the changes in accounting principles implemented in the first quarter of 1993 was $29,000.

        On April 29, 1994, the Company acquired The Delfield Company and Whitlenge Drink Equipment Limited. To effect this acquisition, the

        Company established a new $90 Credit Agreement with a group of banks, which replaced the existing $25 million Credit Agreement. The Company also amended other existing long-term debt agreements. See Note 6 of Notes to the Condensed Financial Statements for additional information regarding this subsequent event.

        Financial Condition
        -------------------

        Cash and temporary cash investments decreased $3.8 million from December of 1993 primarily due to working capital needs of the business. Excluding the foreign exchange impact on inventory, inventory increased by $0.4 million from December of 1993, which reflects normal seasonal activity in anticipation of the Company's major selling season partially offset by Crystal Tips inventory reductions. Excluding the impact of changes in foreign exchange rates, accounts receivable was $5.8 million higher than December, 1993 primarily resulting from the sales increase when comparing the first quarter of 1994 to the fourth quarter of 1993. Excluding the impact of changes in foreign exchange rates, trade accounts payable was $2.8 million higher than December, 1993 which also reflects increased seasonal activity.

        Other non-current assets were also higher than December of 1993 by $0.9 million primarily due to capitalization of costs relating to the acquisition of The Delfield Company and Whitlenge Drink Equipment Limited which is discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements.

        Shareholders' equity increased by $2.5 million from December of 1993 primarily due to net income of $1.5 million for the first quarter of 1994 along with changes in accumulated translation of $1.1 million during the first quarter. These changes which were partially offset by modest increases in foreign short-term borrowings caused the debt-to-equity ratio to remain constant at 0.9 to 1 as of April 3, 1994 and January 2, 1994.

        On February 17, 1994 the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to shareholders of record on March 31, 1994.


        PART II.  OTHER INFORMATION

             Item 6.   Exhibits and Reports on Form 8-K

                       (a)  Exhibits

                       Exhibit 10.1 Credit Agreement among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein and The First National Bank of Chicago, as Agent, dated as of April 29, 1994.


                       Exhibit 10.2 Amended and Restated Note Purchase Agreement dated as of April 29, 1994, as separately entered into among Scotsman Group Inc., Scotsman Industries, Inc., and each of the following: Connecticut General Life Insurance Company, individually and for the account of one or more separate accounts, Cigna Property and Casualty Insurance Company, INA Life Insurance Company of New York, Life Insurance Company of North America, Ohio National Life Assurance Corporation and Southern Farm Bureau Life Insurance Company.

                       Exhibit 10.3 $5,000,000 Amended and Restated Promissory Note made as of April 29, 1994 by Scotsman Group Inc. to Comerica Bank-Illinois.

                       Exhibit 10.4 Amendment No. 6 to the Reimbursement Agreement, dated April 29, 1994, among Scotsman Group Inc., Scotsman
                                      Industries, Inc. and The Bank of Nova
                                      Scotia (amending the Reimbursement
                                      Agreement, dated as of March 1, 1988,
                                      among Scotsman Group Inc., Scotsman
                                      Industries, Inc. and PNC Bank, National
                                      Association).


                       (b) The Registrant filed two current reports on Form 8-K dated January 13, 1994 and February 18, 1994, both reporting under Item 5, Other Events.

                                      SIGNATURE

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCOTSMAN INDUSTRIES, INC.




        Date:   May 16, 1994               By:  /s/ Donald D. Holmes
                ------------                    ------------------------

                                                Donald D. Holmes
                                                Vice President-Finance
                                                and Secretary

                                    EXHIBIT INDEX

        Number              Description                        Page Number
        10.1           Credit Agreement among Scotsman Group
                       Inc. and the other parties named
                       therein, as Borrowers, the Lenders named
                       therein and The First National Bank of
                       Chicago, as Agent, dated as of April 29,
                       1994.

        10.2           Amended and Restated Note Purchase
                       Agreement dated as of April 29, 1994, as separately entered into among Scotsman
                       Group Inc., Scotsman Industries, Inc.,

                       and each of the following:  Connecticut
                       General Life Insurance Company,
                       individually and for the account of one
                       or more separate accounts, Cigna
                       Property and Casualty Insurance Company,
                       INA Life Insurance Company of New York,
                       Life Insurance Company of North America,
                       Ohio National Life Assurance Corporation and Southern Farm Bureau Life Insurance
                       Company.

        10.3           $5,000,000 Amended and Restated
                       Promissory Note made as of April 29,
                       1994 by Scotsman Group Inc. to Comerica
                       Bank-Illinois.

        10.4           Amendment No. 6 to the Reimbursement
                       Agreement, dated April 29, 1994, among
                       Scotsman Group Inc., Scotsman
                       Industries, Inc. and The Bank of Nova
                       Scotia (amending the Reimbursement
                       Agreement, dated as of March 1, 1988,
                       among Scotsman Group Inc., Scotsman
                       Industries, Inc. and PNC Bank, National
                       Association).
