Form 10-Q
period 1994-07-03
SCOTSMAN INDUSTRIES INC
filed 1994-08-17
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                                July 3, 1994


   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-10182
                                              -------

                          Scotsman Industries, Inc.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                        36-3635892
   ------------------------      -----------------------------------
   (State of Incorporation)      (I.R.S. Employer Identification No.)

   775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
   ----------------------------------------------------------
   (Address of principal executive offices)          (Zip code)

   Registrant's telephone number, including area code: (708) 215-4500
                                                        -------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    x       No
             -----          -----
   At August 10, 1994 there were 8,265,038 shares of registrant's
      ---------------            ---------
   common stock outstanding.







                          SCOTSMAN INDUSTRIES, INC.

                                  FORM 10-Q

                                July 3, 1994


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

   PART II--OTHER INFORMATION:

        Item 1.   LEGAL PROCEEDINGS

        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements


                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                   (In thousands, except per share amount)


                                                                                            For the Three
                                                                                             Months Ended
                                                                                        ---------------------
                                                                                July 3,                   July 4,
                                                                                  1994                     1993
                                                                                        ---------------------
       Net sales                                                                      $75,799                       $48,686
       Cost of sales                                                                   52,916                        33,707
                                                                                     --------                      --------
       Gross profit                                                                   $22,883                       $14,979
       Selling and administrative expenses                                             12,700                         8,118
                                                                                     --------                      --------
       Income from operations                                                         $10,183                       $ 6,861
       Interest expense, net                                                            1,399                         1,156
                                                                                     --------                      --------
       Income before income taxes                                                     $ 8,784                       $ 5,705
       Income taxes                                                                     3,912                         2,563
                                                                                     --------                      --------
       Net income                                                                     $ 4,872                       $ 3,142
       Preferred stock dividends                                                          214                             -
                                                                                     --------                      --------
       Net income available to
          common shareholders                                                         $ 4,658                       $ 3,142
                                                                                     ========                      ========
       Net income per share <F1>:
            Primary                                                                   $  0.58                       $  0.45
                                                                                     ========                      ========
       Fully Diluted                                                                  $  0.51                       $  0.45
                                                                                     ========                      ========

     <F1>     Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period:
              8,010,699 and 6,999,224 for the three months ended July 3, 1994 and July 4, 1993, respectively.  The computation for the three months ended July 3, 1994 includes the dilutive impact of common stock options outstanding.  Prior year calculations do not include the dilutive impact of stock options as the impact was immaterial.

              The calculation of fully diluted net income per share is based on net income before preferred stock dividends.  The number of shares assumes the conversion of convertible preferred stock from the date of issue and also includes the dilutive impact, as if issuance had occurred on the acquisition date, of contingent shares that will be distributed to the sellers of The Delfield Company and Whitlenge Drink Equipment Limited,
              if those businesses achieve a combined specified level of earnings during fiscal year 1994.  The total number of shares used in the fully diluted earnings per share calculation for the three months ended July 3, 1994 was 9,601,544.  Excluding the impact of the contingent shares (which have not as yet been earned) from the calculation of fully diluted net income per share would have resulted in net income per share of $0.53 for the three months ended July 3, 1994.

   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                   (In thousands, except per share amount)

                                                                                             For the Six
                                                                                             Months Ended
                                                                                        ---------------------
                                                                                July 3,                   July 4,
                                                                                 1994                      1993
                                                                                --------                 --------
       Net sales                                                                     $113,785                       $86,582
       Cost of sales                                                                   79,716                        59,965
                                                                                     --------                      --------
       Gross profit                                                                   $34,069                       $26,617
       Selling and administrative expenses                                             20,176                        16,020
                                                                                     --------                      --------
       Income from operations                                                         $13,893                       $10,597
       Interest expense, net                                                            2,306                         2,259
                                                                                     --------                      --------
       Income before income taxes                                                     $11,587                       $ 8,338
       Income taxes                                                                     5,171                         3,748
                                                                                     --------                      --------
       Net income before cumulative
          effect of accounting changes                                                $ 6,416                       $ 4,590
       Cumulative effect of
          accounting changes <F1>
          (See Note 4)                                                                      -                            29
                                                                                     --------                      --------
       Net income                                                                     $ 6,416                       $ 4,619
       Preferred stock dividends                                                          214                             -
                                                                                     --------                      --------
       Net income available to
          common shareholders                                                         $ 6,202                       $ 4,619
                                                                                     ========                      ========
       Net income per share before
          cumulative effect of
          accounting changes:
          Primary                                                                     $  0.82                       $  0.66
                                                                                     ========                      ========
       Fully diluted                                                                  $  0.77                       $  0.66
                                                                                     ========                      ========
       Net income per share <F2>:
          Primary                                                                     $  0.82                       $  0.66
                                                                                     ========                      ========
       Fully diluted                                                                  $  0.77                       $  0.66
                                                                                     ========                      ========

     <F1>     Changes in accounting principles related to post-retirement health care, post-employment expenses and income taxes were implemented in the first quarter of 1993.  The cumulative effect of these accounting changes was as follows:

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

     <F2>     Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period:
              7,573,392 and 6,995,331 for the six months ended July 3, 1994 and July 4, 1993, respectively.  The computation for the six months ended July 3, 1994 includes the dilutive impact of common stock options outstanding.  Prior year calculations do not include the dilutive impact of stock options as the impact was immaterial.

              The calculation of fully diluted net income per share is based on net income before preferred stock dividends.  The number of shares assumes the conversion of convertible preferred stock from the date of issue and also includes the dilutive impact, as if issuance had occurred on the acquisition date, of contingent shares that will be distributed to the sellers of The Delfield Company and Whitlenge Drink Equipment Limited,
              if those businesses achieve a combined specified level of earnings during fiscal year 1994.  The total number of shares used in the fully diluted earnings per share calculation for the six months ended July 3, 1994 was
              8,368,814.  Excluding the impact of the contingent shares (which have not as yet been earned) from the calculation of fully diluted net income per share would have resulted in net income per share of $0.79 for the six months ended July 3, 1994.

   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                           CONDENSED BALANCE SHEET
                               (In thousands)

                                                                                           July 3,            January 2,
                               A S S E T S                                                   1994                1994
                                                                                           --------            --------
                                                                                                  (unaudited)
       CURRENT ASSETS:
            Cash and temporary cash investments                                                  $  9,662          $  8,462
            Trade accounts receivable, net of
            reserves of $2,322 and $1,548                                                          62,241            28,578
            Inventories                                                                            43,998            25,693
            Deferred income taxes                                                                   3,697             3,748
            Other current assets                                                                    1,814             1,701
                                                                                                 --------          --------
                 Total current assets                                                            $121,412          $ 68,182
       PROPERTIES AND EQUIPMENT, net of
            accumulated depreciation of $30,397
            and $23,592                                                                            39,256            19,867
       COST OF INVESTMENTS IN ACQUIRED BUSINESSES
            IN EXCESS OF THE FAIR VALUE OF NET
            TANGIBLE ASSETS AT ACQUISITION, net                                                    84,902            11,320
       OTHER NONCURRENT ASSETS                                                                      4,077             3,804
                                                                                                 --------          --------
                                                                                                 $249,647          $103,173
                                                                                                 ========          ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY


       CURRENT LIABILITIES:
            Short-term debt and current maturities
               of long-term debt and capitalized
               lease obligations                                                                 $  3,010          $  2,707
            Trade accounts payable                                                                 27,646            11,743
            Accrued income taxes                                                                    6,051             2,087
            Accrued expenses                                                                       26,581            15,327
                                                                                                 --------          --------
                 Total current liabilities                                                       $ 63,288          $ 31,864
                                                                                                 ========          ========

       LONG-TERM DEBT AND CAPITALIZED LEASE
            OBLIGATIONS                                                                            94,275            29,469
       DEFERRED INCOME TAXES                                                                        2,150               435
       OTHER NONCURRENT LIABILITIES                                                                 8,875             7,411
                                                                                                 --------          --------
                 Total liabilities                                                               $168,588          $ 69,179
                                                                                                 ========          ========
       SHAREHOLDERS' EQUITY:
            Common stock, $.10 par value                                                         $    846          $    721
            Preferred stock, $1.00 par value                                                        2,000                 -
            Additional paid in capital                                                             57,991            20,557
            Retained earnings                                                                      26,675            20,855
            Deferred compensation and
               unrecognized pension cost                                                            (133)              (54)
            Foreign currency translation adjustments                                              (4,977)           (6,741)



            Less:  Common stock held in treasury                                                  (1,343)           (1,344)
                                                                                                 --------          --------
               Total Shareholders' Equity                                                        $ 81,059          $ 33,994
                                                                                                 --------          --------
                                                                                                 $249,647          $103,173
                                                                                                 ========          ========

   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                      CONDENSED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)

                                                                                                  For the Six
                                                                                                  Months Ended
                                                                                              -------------------
                                                                                           July 3,              July 4,
                                                                                             1994                1993
                                                                                           --------            --------
       CASH FLOW FROM OPERATING ACTIVITIES:
            Net income                                                                           $  6,416          $  4,619
            Adjustments to reconcile net income to
            net cash provided by operating
            activities-
               Depreciation and amortization                                                        2,345             1,825
            Change in assets and liabilities-
               Trade accounts receivable                                                         (19,388)          (13,928)
               Inventories                                                                            950           (1,703)
               Trade accounts payable and other
                  liabilities                                                                       9,998             7,839
               Other, net                                                                           (279)             (353)
                                                                                                 --------          --------
               Net cash provided by (used in)
                  operating activities                                                           $     42           (1,701)
                                                                                                 --------          --------
       CASH FLOWS FROM INVESTING ACTIVITIES:
            Investment in properties and equipment                                              $ (1,567)          $(1,361)
            Proceeds from disposal of property,
               plant and equipment                                                                      7                 -
            Acquisition of Delfield and Whitlenge                                                (65,445)                 -
            Acquisition of Simag                                                                        -           (5,546)
                                                                                                 --------          --------
            Net cash used in investing activities                                               $(67,005)         $ (6,907)
                                                                                                 --------          --------
       CASH FLOWS FROM FINANCING AND CAPITAL ACTIVITIES:
            Principal payments under long-term debt
               and capitalized lease obligations                                                $(33,408)         $    (60)
            Dividends paid to shareholders                                                          (350)             (350)
            Issuance of long-term debt                                                            63,0000                 -
            Issuance of common and preferred stock                                                 39,000                 -
            Short-term debt, net                                                                    (326)             5,952
                                                                                                 --------          --------
            Net cash provided by financing
               activities                                                                        $ 67,916          $  5,542
                                                                                                 --------          --------
            Effect of exchange rate changes on cash
               and temporary cash investments                                                         247              (78)
       NET INCREASE (DECREASE) IN CASH AND
            TEMPORARY CASH INVESTMENTS                                                           $  1,200         $ (3,144)
       CASH AND TEMPORARY CASH INVESTMENTS,
            beginning of period                                                                     8,462             5,202
                                                                                                 --------          --------
       CASH AND TEMPORARY CASH INVESTMENTS,
            end of period                                                                        $  9,662          $  2,058
                                                                                                 ========          ========



       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid during the period for:
               Interest                                                                          $  2,050          $  2,238
                                                                                                 ========          ========
               Income taxes                                                                      $  2,085          $  1,714
                                                                                                 ========          ========
       SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
            FINANCING ACTIVITIES:
            Investment in properties and equipment
               through issuance of capitalized
               lease obligations                                                                    $   -             $   -
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

   (2) INVENTORIES:

   Inventories consisted of the following (in thousands):

                                                     July 3,  January 2,
                                                        1994        1994
                                                    --------    --------
         Finished goods                              $16,713     $14,755
         Work-in-process                              10,065       2,232
         Raw materials                                17,220       8,706
                                                    --------    --------
            Total inventories                        $43,998     $25,693
                                                    ========    ========

   The increase in total inventories from January 2, 1994 to July 3, 1994 was primarily attributable to the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge") on April 29, 1994. Delfield and Whitlenge combined had $18.3 million of inventories on April 29, 1994.

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

   The Company has denied that any of its products infringe Remcor's patent and has asserted that the Remcor patent is invalid and unenforceable. The Company also has strongly disputed Remcor's contention that it is appropriate to apply a lost profits measure of damages in this case and has contended that, even assuming infringement, validity and enforceability of the patent, the amount of compensatory damages for sales occurring through year-end 1993 would be a royalty of approximately $500,000.

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

   (5) ACQUISITION OF SIMAG:

   The Company's Frimont, S.p.A. subsidiary acquired on January 8, 1993, the assets of Simag, an ice machine manufacturer located in Milan, Italy. The method of accounting used for the combination was the purchase method. The results of Simag are included in the income statements for the Company beginning after January 8, 1993. Simag was acquired for $5.5 million and no shares of stock were or will be issued as a result of this acquisition. Goodwill of $4.4 million resulting from the Simag acquisition will be amortized over 40 years using the straight-line method. No contingent payments, options, or commitments were specified in the acquisition agreement of Simag. Pro forma information has not been presented due to lack of materiality.

   (6) ACQUISITION OF DELFIELD AND WHITLENGE:

   On April 29, 1994, the Company completed the acquisition of Delfield and Whitlenge for approximately $69.3 million in a combination of cash, preferred stock and common stock. The cash outlay was offset by cash on the books of the acquired businesses at closing of $3.9 million. Scotsman shareholders approved the issuance of common and preferred stock related to the acquisition at a special shareholders meeting held on April 28, 1994.

   The method of accounting used for the combination was the purchase method. Allocation of the purchase price has not been finalized; however, it is expected to be completed within twelve months of the acquisition. The preliminary amount of goodwill allocated to Delfield and Whitlenge was $73.6 million and will be amortized over 40 years using the straight-line method. The acquisition price included: (i) $30.4 million in cash, (ii) 1.2 million shares of common stock, (with a market value of approximately $16.5 million) and (iii) 2.0 million shares of Series A $0.62 cumulative convertible preferred stock, with an aggregate liquidation preference of $22.5 million and which are initially convertible into 1,525,400 shares of common stock. Also, the acquisition price will include up to 667,000 shares of additional common stock if the businesses of Delfield and Whitlenge meet a specified level of earnings before interest, income taxes, depreciation and amortization in fiscal year 1994. In addition, Scotsman also assumed Delfield and Whitlenge debt of approximately $35 million. The results of Delfield and Whitlenge are included in the income statements for the Company beginning after April 29, 1994.

   Delfield, headquartered in Mt. Pleasant, Michigan, manufactures and sells refrigerated foodservice equipment, primarily in the United States. Whitlenge, located near Birmingham, England, manufactures and sells drink dispensing equipment in Western Europe.

   The accompanying unaudited Condensed Pro Forma Income Statement information is presented to illustrate the effect of certain events on the historical Income Statement Information of Scotsman Industries, Inc. (the "Company") as if the acquisitions of The Delfield Company and Whitlenge Drink Equipment Limited had occurred as of the first day of each period presented.

   The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above.

   The Condensed Pro Forma Income Statement Information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.


                                                                                           PRO FORMA
                                                                          Amounts in Thousands, except per share data
                                                                          -------------------------------------------
                                                                        Three Months Ended            Six Months Ended
                                                                        ------------------           ------------------
                                                                      July 3,        July 4,       July 3,       July 4,
                                                                        1994          1993           1994          1993
                                                                      --------      --------       --------      --------
       Net sales                                                         $84,405       $79,267      $151,297       $140,511
       Net income before extraordinary item and
            cumulative effect of accounting changes                        4,905         4,687         7,337          6,193
       Net income per share before extraordinary
            item and cumulative effect of accounting
            changes (A)                                                  $  0.47       $  0.45      $   0.70       $   0.60
       Average number of common shares outstanding (B)                    10,532        10,391        10,532         10,387

   (A) Pro forma net income per share (EPS) includes the dilutive effect of 667,000 additional shares of common stock which are contingently issuable as additional purchase price if the acquired entities achieve certain combined earnings levels in fiscal year 1994. These earnings levels are based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). The minimum level of EBITDA required in fiscal year 1994 that would require issuance of any of the 667,000 contingent shares is higher than the combined results of Delfield and Whitlenge as reported in 1993. If all contingent shares are issued, approximately $10 million of additional purchase price and approximately $250,000 of additional annual amortization expense will result. Pro forma net income includes this estimated additional goodwill amortization.

   (B) Pro forma weighted average number of common shares outstanding consists of the following: For all periods presented Scotsman common stock and common stock equivalents before the impact of the issuance of the additional 1.2 million shares in April of 1994, the additional 1.2 million shares of common stock which were issued in April 1994, 1,525,400 common stock equivalents for the convertible preferred shares outstanding, and 667,000 additional shares of common stock which are contingently issuable as additional purchase price if the acquired entities achieve certain combined earnings levels in fiscal year 1994. The computation for the three months and six months ended July 3, 1994 includes the dilutive effect of stock options outstanding. The computation for the three months and six months ended July 4, 1993 do not include the dilutive effect of stock options outstanding as the dilutive effect is immaterial.

   In order to provide the financing for the cash consideration paid in connection with the acquisition, the refinancing of the majority of approximately $35 million in existing indebtedness of Delfield and Whitlenge, replacement letters of credit for approximately $9 million of the Company's outstanding industrial revenue bonds, working capital for the Company and its subsidiaries following the acquisition, and transaction costs associated with the acquisition, the Company entered into a Credit Agreement, dated as of April 29, 1994 (the "New Credit Agreement"), with a group of lenders for which The First National Bank of Chicago ("First Chicago") acted as agent. The New Credit Agreement establishes a revolving credit facility in the amount of $90 million. Under the terms of the New Credit Agreement, the revolving credit facility will reduce by $7 million at the end of years one and two, $12 million at the end of year three, and $5 million at the end of each of years four and five, with the remaining balance due at the end of year six.

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

   The New Credit Agreement contains various financial covenants that, among other things, require the Company to maintain, on a consolidated basis, specified leverage, interest expense coverage and cash flow coverage ratios, and a minimum adjusted consolidated tangible net worth. The minimum adjusted consolidated tangible net worth covenant has the effect of restricting the amount of the Company's dividends to its shareholders to an amount equal to $2,000,000 plus 40 percent of the sum of cumulative net income from May 2, 1994 forward and the net cash proceeds from the issuance of equity securities after April 29, 1994. Under such covenant, $23.6 million of retained earnings was restricted at July 3, 1994. The Company is precluded from paying dividends to its shareholders if a default or an event which, but for the lapse of time or the giving of notice, or both, would constitute a default, under the New Credit Agreement has occurred and is continuing or would occur after giving effect to the payment of such dividend.

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

                          SCOTSMAN INDUSTRIES, INC.


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   Results of Operations

   Net sales for the second quarter of 1994 were $75.8 million, up $27.1 million or 55.7 percent from sales of $48.7 million for the second quarter of 1993. Using constant foreign currency exchange rates, net sales for the second quarter of 1994 were up $28.0 million or 58.7 percent compared to the second quarter of 1993.

   Net income for the second quarter of 1994 was up $1.7 million or 55.1 percent compared to the second quarter of 1993.

   The sales and net income increases during the second quarter were primarily attributable to the acquisition of The Delfield Company and Whitlenge Drink Equipment Limited on April 29, 1994. The Company's sales were boosted by the combined sales contributions of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge") of $24.4 million which represented approximately 90 percent of the $27.1 million increase in net sales. Sales of Delfield represented 28 percent of the Company's sales for the three months ended July 3, 1994. On a pro forma basis, sales for Delfield would have been $28.4 million and $24.7 million for the three months ended July 3, 1994 and July 4, 1993, respectively. Sales of Whitlenge represented 4 percent of the Company's sales for the three months ended July 3, 1994. On a pro forma basis, sales of Whitlenge would have been $4.7 million and $5.9 million for the three months ended July 3, 1994 and July 4, 1993, respectively. Excluding the sales of the newly acquired companies, Scotsman Industries, Inc.'s sales would have increased $2.7 million or 5.5 percent over the prior year's second quarter, and using constant exchange rates would have increased $3.6 million or 7.5 percent over the second quarter of the prior year.

   Scotsman's worldwide ice machine sales representing approximately 59 percent of the Company's sales for the second quarter of 1994 were up
   5.0 percent in U.S. dollars, or 7.1 percent, using constant foreign currency exchange rates. U.S. ice machine sales for the second quarter of 1994 were up 9.3 percent over the second quarter of 1993, reflecting an improving domestic market. Ice machine sales from the Company's European businesses were down 3.9 percent in U.S. dollars but were up 2.4 percent in local currency. European ice machine sales were stronger as a result of slightly improved markets in Western Europe.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   Results of Operations - continued


   Sales of other product lines of the Company's European businesses (bakery equipment, commercial refrigerators, etc.) representing 2 percent of the Company's sales for the second quarter of 1994 increased 8 percent in dollars and 16 percent in lire reflecting improvement in Western European markets for those products.

   Sales of Booth dispensing equipment representing 7 percent of the Company's sales for the second quarter of 1994 were up 7.9 percent compared to sales in the same quarter of the prior year.

   Net sales for the first six months of 1994 were $113.8 million, up $27.2 million or 31.4 percent from sales of $86.6 million for the same period of 1993. Using constant foreign currency exchange rates, net sales for the first half of 1994 were up $28.9 million or 34.1 percent compared to the first half of 1993.

   Net income for the first half of 1994 was up $1.8 million or 38.9 percent compared to the first half of 1993 which included the cumulative effect of changes in accounting principles as discussed below.

   The sales and net income increases during the first half of 1994 were primarily attributable to the acquisition of Delfield and Whitlenge on April 29, 1994. The Company's sales were boosted by the combined sales contributions of Delfield and Whitlenge. Sales of Delfield represented 18 percent of the Company's sales for the six months ended July 3, 1994. On a pro forma basis, sales for Delfield for the six-month period would have been $53.0 million and $43.7 million for the six months ended July 3, 1994 and July 4, 1993, respectively. Sales of Whitlenge represented 3 percent of the Company's sales for the six months ended July 3, 1994. On a pro forma basis, sales for Whitlenge for the six-month period would have been $9.0 million and $10.3 million for the six months ended July 3, 1994 and July 4, 1993, respectively. Delfield, the larger of the two acquired businesses, realized very strong sales growth across all products in the first half of 1994. Whitlenge sales declined due to lower demand in its U.K. markets. Excluding the sales of the newly acquired companies, Scotsman Industries, Inc.'s sales would have increased $2.8 million or
   3.2 percent over the prior year's first half, and using constant exchange rates would have increased $4.5 million or 5.3 percent over the first half of the prior year.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   Results of Operations - continued

   Scotsman's worldwide ice machine sales representing approximately two-thirds of the Company's sales for the first half of 1994 were up
   3.9 percent in U.S. dollars, or 6.2 percent, using constant foreign currency exchange rates. U.S. ice machine sales for the six months of 1994 were up 7.2 percent over the first half of 1993, reflecting an improving domestic market. Ice machine sales from the Company's European businesses were down 3.3 percent in U.S. dollars but were up
   3.8 percent in local currency. European ice machine sales were stronger as a result of slightly improved markets in Western Europe.

   Sales of other product lines of the Company's European businesses (bakery equipment, commercial refrigerators, etc.) representing 2 percent of the Company's sales for the first half of 1994 decreased 7 percent in dollars but were essentially flat in lire when compared to the first half of 1993.

   Sales of Booth dispensing equipment representing 8 percent of the Company's sales for the first half of 1994 were flat compared to sales in the same period of the prior year.

   The Company's gross profit increased by $7.9 million for the three months ended and increased by $7.5 million for the first half of 1994 when compared to the same periods of the prior year. These increases were primarily attributable to the contributions of the acquired businesses of $6.7 million for both periods in 1994. Volume driven increases in gross profit at Scotsman Ice Systems were partially offset by inefficiencies and lower production levels resulting from the relocation and start up of the Crystal Tips operation of Booth, Inc.

   Selling and administrative expenses increased by $4.6 million for the quarter and $4.2 million on a year-to-date basis due primarily to expenses incurred by the newly acquired companies.

   Interest expense, net was higher for both the quarter and the year-to-date periods compared to the same periods of the prior year. Additional interest expense, which was incurred as a result of the acquisitions of Delfield and Whitlenge, was partially offset by lower interest due to an interest rate swap agreement which matured in April of 1994.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   Results of Operations - continued

   Income tax expense increased for both the three months and six months ended July 3, 1994 when compared to the same periods of the prior year due to the additional pre-tax income attributable to Delfield and Whitlenge. The effective income tax rates for the three months and six months ended July 3, 1994 compared to the same periods in the prior year are slightly lower, which reflects the lower effective tax rates relating to the new businesses compared to the mix of businesses of Scotsman prior to the acquisition of Delfield and Whitlenge.

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

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   Financial Condition

   Including the impact of foreign exchange translation, inventories were up $18.3 million from January 2, 1994 to July 3, 1994 which reflects primarily the additional inventory of Delfield and Whitlenge as of the acquisition date. Including the impact of foreign exchange translation, trade accounts receivable increased $33.7 million which reflects the additional receivables of the acquired businesses of $13.1 million on the acquisition date and the impact of the sales increase of the other businesses of Scotsman Industries when comparing the second quarter of 1994 to the fourth quarter of 1993. Including the impact of foreign exchange translation, accounts payable increased by $15.9 million from January 2, 1994 to July 3, 1994 which reflects $9.0 million of trade payables of Delfield and Whitlenge on the acquisition date and also reflects increased seasonal activity.

   Goodwill increased $73.6 million from December of 1993 which reflects the preliminary amount of goodwill allocated in the acquisitions of Delfield and Whitlenge.

   The non-current portion of long-term debt and capitalized leases increased by $64.8 million from January 2, 1994 which reflects primarily the issuance of $63.0 million of domestic long-term debt to effect the acquisitions of Delfield and Whitlenge on April 29, 1994, the assumption of approximately $35.0 million of debt on the books of Delfield and Whitlenge on the acquisition date, offset by the refinancing of $31.3 million of Delfield's and Whitlenge's debt, repayment of $2.0 million of the new long-term domestic debt after the acquisition date and repayment of capital lease obligations of $0.1 million.

   Shareholders' equity increased by $47.1 million from December of 1993 primarily due to net income of $6.4 million for the first half of 1994, issuance of $39.0 million in cumulative convertible preferred stock and common stock to effect the acquisition, along with changes in accumulated translation of $1.8 million during the first half of 1994. These changes, which were accompanied by increases in long-term domestic debt, caused the debt-to-equity ratio to climb from 0.9 to 1 as of January 2, 1994 to 1.2 to 1 as of July 3, 1994.

   On June 10, 1994 and February 17, 1994 the Company's Board of
   Directors declared a dividend of 2 1/2 cents per share payable to shareholders of record of the Company's common stock on March 31, 1994 and June 30, 1994, respectively.

   PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings

                  Litigation Relating to Indianapolis Athletic Club Fire.
                  ------------------------------------------------------
                  Delfield, a wholly-owned subsidiary of DFC Holding Corporation ("DFC"), which was acquired by the Company on April 29, 1994, is currently a defendant in seven actions brought in the state courts of Indiana arising out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992. The fire resulted in the deaths of three persons, injuries to several other persons and property damages to the IAC and several of its guests. The IAC and several other claimants allegedly incurred property damage in the fire totaling between $10 to $12 million, most of which was allegedly incurred by the IAC. In addition, there are also claims for personal injury, wrongful death and loss of services which have not yet been quantified. Although the cause of the fire has not yet been determined, the claimants have alleged, in their actions, that a refrigerator manufactured by Delfield caused the fire and have asserted negligence, strict liability and breach of warranty claims against Delfield. Two of these actions (which were brought on behalf of firemen who died or were injured in the fire) have been dismissed, but such dismissals have been appealed. In addition to these seven actions, the IAC and another plaintiff also brought suits against Delfield from which Delfield was dismissed as a defendant, without prejudice to such plaintiffs' rights to reinstate their claims against Delfield.

                  Delfield is conducting its own investigation and is unable to express any opinion at this time as to the cause of the fire. However, Delfield believes that the refrigerator in the IAC at the time of the fire was manufactured, not by Delfield, but by the Delfield Division of Alco Standard Corporation ("Alco") prior to the acquisition of the Delfield Division by DFC. Pursuant to the agreement by which DFC acquired the Delfield Division, Alco is obligated to indemnify Delfield for all losses to Delfield resulting from product liability claims relating to products manufactured by the Delfield Division prior to its acquisition by DFC, unless any claim therefor or on account therefor is first asserted after May 1, 1993, in which case Delfield is required to indemnify Alco against such losses. Alco has agreed that its indemnity applies to some of the actions arising out of the fire (including the action brought by the IAC) but not all of the actions.

                  Delfield believes that all of the actions arising from the IAC fire are covered by Alco's indemnity and that Delfield's insurance should cover any claims that are not covered by Alco's indemnity. Moreover, under the terms of the Agreement and Plan of Merger, dated as of January 11, 1994, as amended, pursuant to which the Company acquired DFC and Delfield, and the Share Acquisition Agreement, dated as January 11, 1994, as amended, pursuant to which the Company acquired Whitlenge Acquisition Limited ("WAL"), an affiliate of DFC, and Whitlenge, the former shareholders of DFC and WAL are also required to indemnify the Company for up to $30 million in losses and expenses arising out of, among other things, suits, claims or proceedings arising out of the IAC fire.

                  The Company is unable to determine at this time the amount of Delfield's potential liability, if any, with respect to the IAC fire. Although no assurances can be given, based upon the Company's review of Alco's indemnity, Delfield's insurance policies, the indemnification obligations of the former shareholders of DFC and WAL, and the financial ability of certain former shareholders of DFC and WAL to comply with those indemnification obligations, the Company does not believe that the imposition of liability upon Delfield in one or more actions arising out of the IAC fire would be likely to have a material adverse effect upon the financial condition of the Company or its results of operations.

                  Litigation Relating to the Glenco-Star Lease.
                  --------------------------------------------
                  In September, 1992, the Company transferred the assets of its Glenco-Star division to a wholly-owned subsidiary of the Company, Glenco Star Corporation, and sold the stock of Glenco Star Corporation to Glenco Holdings, Inc. Glenco Star Corporation assumed the Company's obligations under a triple net lease for a 275,000 square foot facility in Philadelphia which expires in August, 1996. Although the Company was not released from its obligation to the landlord under the lease, Glenco Holdings furnished the Company with a letter of credit (the "Letter of Credit") in the amount of $1.5 million under which the issuer, Boatmen's First National Bank of Kansas City (the "Bank"), is obligated to reimburse the Company for the amount of any rent payments made by the Company to the landlord under the lease after August 1, 1994. During the period covered by the Letter of Credit, the lease provides for minimum monthly rent payments of approximately $1.5 million and additional rent payments for real estate taxes, property insurance premiums, maintenance, utilities and other expenses associated with the property.

                  On February 1, 1994, Glenco Star Corporation defaulted on its obligation to make its monthly rent payment to the landlord under the lease and subsequently filed for bankruptcy under Chapter 11 of the federal Bankruptcy Code. See Part I, Item 1, of the Company's Annual Report on Form 10-K for the Fiscal Year Ended
                  January 4, 1994, "Glenco-Star Lease Obligations."

                  Since that date, Glenco Star Corporation has failed to make any further monthly rent payments under the lease. Upon notice of each default in the payment of rent, through and including the default on August 1, 1994, the Company has made a monthly rent payment to the landlord. The Company also has paid certain real estate taxes and property insurance premiums, as additional rent due under the lease, after Glenco Star defaulted in its obligations to make such payments.

                  On August 4, 1994, Glenco Holdings and James Ferrell, a principal stockholder of Glenco Holdings and the person who obtained the Letter of Credit from the Bank, filed a lawsuit against the Company and the Bank in the Circuit Court of Jackson County, Missouri. In their complaint, the plaintiffs allege that any attempt by the Company to draw against the Letter of Credit would breach a contract entered into between the Company, Glenco Holdings and Glenco Star at the time of the Company's sale of Glenco Star to Glenco Holdings. The complaint seeks a declaratory judgment that the Company has no right to draw on the Letter of Credit and a permanent injunction prohibiting the Company from attempting to draw upon, and the Bank from disbursing funds under, the Letter of Credit.

                  The plaintiffs also filed a motion for a preliminary injunction on August 4, 1994, seeking to enjoin the Company from drawing upon, and the Bank from paying pursuant to, the Letter of Credit. The Court has set a hearing date of August 26, 1994 for this motion. The Company intends to vigorously defend its right to draw upon the Letter of Credit in this lawsuit and at the hearing on plaintiffs' motion for a preliminary injunction.

                  On August 8, 1994, the Company successfully drew against the Letter of Credit in the amount of $57,501, representing the August monthly rent payment made to the landlord by the Company on August 4, 1994.

        Item 4.   Submission of Matters to
                  a Vote of Security Holders

                  A special meeting of Shareholders of Scotsman Industries, Inc. was held on April 28, 1994 for the purpose of voting upon a proposal to issue shares of Scotsman Common Stock and Scotsman Preferred Stock to the shareholders of DFC and WAL in connection with the proposed acquisition, by Scotsman, of DFC and its wholly-owned subsidiary Delfield, and WAL and its wholly-owned subsidiary, Whitlenge. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

                  The proposal to issue shares to the shareholders of DFC and WAL in connection with the acquisition was approved. The results of the vote of the special meeting were as follows:

                  Shares Voted "For"        4,473,195

                  Shares Voted "Against"       14,909

                  Shares "Withheld"            71,132

                  Broker Non-Votes                  0

                  The Annual Meeting of Shareholders was held on June 10, 1994 for the purpose of electing two directors each to serve for a term of three years. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

                  Both of management's nominees for directors listed in the proxy statement were elected. The results of the vote were as follows:

                                                      Shares Voted "FOR"        Shares          Broker Non-
                                                         ------------         "WITHHELD"           Votes
                                                                            --------------     --------------
                                Frank Considine           6,076,701             20,687              -0-
                                George D. Kennedy         6,076,756             20,632              -0-


                  The following persons continued their terms of office as directors of the Company following the Annual
                  Meeting: Donald C. Clark, Timothy C. Collins, James J. O'Connor, Richard C. Osborne, Robert G. Rettig, and Matthew O. Diggs, Jr.


   PART II.  OTHER INFORMATION - continued

        Item 6.   Exhibits and Reports
                  on Form 8-K

                  (b) The Registrant filed one current report on Form 8-K, dated April 29, 1994, reporting under Item 2, Acquisition or Disposition of Assets.

                                  SIGNATURE

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SCOTSMAN INDUSTRIES, INC.



   Date:  August 16, 1994                  By:  /s/  Donald D. Holmes
                                           -------------------------
                                           Donald D. Holmes
                                           Vice President-Finance
                                           and Secretary