Form 10-Q
period 1994-10-02
SCOTSMAN INDUSTRIES INC
filed 1994-11-14
CIK 846660

======================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


   _X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended
                            October 2, 1994



   ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                    Commission file number  0-10182
                                            -------



                         Scotsman Industries,
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


       Delaware                           36-3635892
- - - -----------------------      ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)


    775 Corporate Woods Parkway, Vernon Hills, Illinois       60061
  -------------------------------------------------------------------
   (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:     (708) 215-4500
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes __X__      No _____

At November 10, 1994 there were 8,267,938 shares of registrant's common stock outstanding.

   ======================================================================

                       SCOTSMAN INDUSTRIES, INC.

                               FORM 10-Q

                            October 2, 1994


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

SIGNATURE

PART I--FINANCIAL INFORMATION

     ITEM 1.  Financial Statements


                       SCOTSMAN INDUSTRIES, INC.
                     CONDENSED STATEMENT OF INCOME
                              (Unaudited)
                (In thousands, except per share amount)


                                                   For the Three
                                                    Months Ended
                                               ----------------------
                                              October 2,   October 3,
                                                 1994         1993
                                              ----------- -----------
 Net sales                                        $86,282      $45,247

 Cost of sales                                     61,125       31,339
                                              -----------  -----------
   Gross profit                                   $25,157      $13,908

 Selling and administrative expenses               15,064        8,285
                                              -----------  -----------
 Income from operations                           $10,093      $ 5,623

 Interest expense, net                              1,615        1,069
                                              -----------  -----------
 Income before income taxes                       $ 8,478      $ 4,554

 Income taxes                                       3,799        1,971
                                              -----------  -----------
 Net income                                       $ 4,679      $ 2,583

 Preferred stock dividends                            310            -
                                              -----------  -----------
 Net income available to common shareholders      $ 4,369      $ 2,583
                                              ===========  ===========
 Net income per share (i):
   Primary                                        $  0.52      $  0.37
                                              ===========  ===========
   Fully Diluted                                  $  0.44      $  0.37

                                              ===========  ===========

(i) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 8,379,719 and 7,005,273 for the three months ended October 2, 1994 and October 3, 1993, respectively. The computation for the three months ended October 2, 1994 included the dilutive impact of common stock options outstanding. Prior year calculations do not include the dilutive impact of stock options as the impact was immaterial.

     The calculation of fully diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of convertible preferred stock from the date of issue and also includes the dilutive impact, as if issuance had occurred on the acquisition date, of contingent shares that will be distributed to the sellers of The Delfield Company and Whitlenge Drink Equipment Limited, if those businesses achieve a combined specified level of earnings during 1994. The total number of shares used in the fully diluted earnings per share calculation for the three months ended October 2, 1994 was 10,583,355. Excluding the impact of the contingent shares (which have not as yet been earned) from the calculation of fully diluted net income per share would have resulted in net income per share of $0.47 for the three months ended October 2, 1994.

See notes to unaudited condensed financial statements.

                       SCOTSMAN INDUSTRIES, INC.
                     CONDENSED STATEMENT OF INCOME
                              (Unaudited)
                (In thousands, except per share amount)


                                                    For the Nine
                                                    Months Ended
                                              -----------------------
                                              October 2,   October 3,
                                                 1994         1993
                                              -----------  ----------
 Net sales                                       $200,067     $131,829

 Cost of sales                                    140,841       91,304
                                              -----------  -----------
    Gross profit                                 $ 59,226     $ 40,525

 Selling and administrative expenses               35,240       24,305
                                              -----------  -----------
 Income from operations                          $ 23,986     $ 16,220

 Interest expense, net                              3,921        3,328

                                              -----------  -----------
 Income before income taxes                      $ 20,065     $ 12,892

 Income taxes                                       8,970        5,719
                                              -----------  -----------
 Net income before cumulative effect
    of accounting changes                        $ 11,095     $  7,173

 Cumulative effect of accounting changes (i)
    (See Note 4)                                        -           29
                                              -----------  -----------
 Net income                                      $ 11,095     $  7,202

 Preferred stock dividends                            524            -
                                              -----------  -----------
 Net income available to common shareholders     $ 10,571     $  7,202
                                              ===========  ===========
 Net income per share before cumulative
    effect of accounting changes:
      Primary                                    $   1.35      $  1.02
                                              ===========  ===========
      Fully diluted                              $   1.22      $  1.02
                                              ===========  ===========
 Net income per share (ii):
      Primary                                    $   1.35     $   1.03
                                              ===========  ===========
      Fully diluted                              $   1.22     $   1.03
                                              ===========  ===========

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

(ii) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 7,842,166 and 6,998,644 for the nine months ended October 2, 1994 and October 3, 1993, respectively. The computation for the nine months ended October 2, 1994 includes the dilutive impact of common stock options outstanding. Prior year calculations do not include the dilutive impact of stock options as the impact was immaterial.

     The calculation of fully diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of convertible preferred stock from the date of issue and also includes the dilutive impact, as if issuance had occurred on the acquisition date, of contingent shares that will be distributed to the sellers of The Delfield Company and Whitlenge Drink Equipment Limited, if those businesses achieve a combined specified level of earnings during 1994. The total number of shares used in the fully diluted earnings per share calculation for the nine months ended October 2, 1994 was 9,111,023. Excluding the impact of the contingent shares (which have not as yet been earned) from the calculation of fully diluted net income per share would have resulted in net income per share of $1.27 for the nine months ended October 2, 1994.

See notes to unaudited condensed financial statements.

                                                 SCOTSMAN INDUSTRIES, INC.
                                                  CONDENSED BALANCE SHEET
                                                       (In thousands)
                                                                                           October 2,       January 2,
                                                                                              1994             1994
                                                                                          ------------     ------------
                                       A S S E T S                                        (unaudited)
    CURRENT ASSETS:
         Cash and temporary cash investments                                                  $  9,293         $  8,462
         Trade accounts receivable, net of reserves of $2,490 and $1,548                        64,171           28,578
         Inventories                                                                            44,083           25,693
         Deferred income taxes                                                                   4,172            3,748
         Other current assets                                                                    1,593            1,701
                                                                                          ------------     ------------
                   Total current assets                                                       $123,312         $ 68,182
    PROPERTIES AND EQUIPMENT, net of accumulated depreciation of $31,075 and $23,592            39,761           19,867
    COST OF INVESTMENTS IN ACQUIRED BUSINESSES IN EXCESS OF THE FAIR VALUE OF NET
         TANGIBLE ASSETS AT ACQUISITION, net                                                    84,785           11,320

    OTHER NONCURRENT ASSETS                                                                      3,855            3,804
                                                                                          ------------     ------------
                                                                                              $251,713         $103,173
                                                                                          ============     ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
         Short-term debt and current maturities of long-term debt and capitalized
              lease obligations                                                               $  3,700         $  2,707
         Trade accounts payable                                                                 28,234           11,743
         Accrued income taxes                                                                    4,879            2,087
         Accrued expenses                                                                       30,039           15,327
                                                                                          ------------     ------------
                   Total current liabilities                                                  $ 66,852         $ 31,864
    LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS                                            87,191           29,469
    DEFERRED INCOME TAXES                                                                        2,703              435
    OTHER NONCURRENT LIABILITIES                                                                 9,087            7,411
                                                                                          ------------     ------------
                   Total liabilities                                                          $165,833         $ 69,179
                                                                                          ============     ============
    SHAREHOLDERS' EQUITY:
         Common stock, $.10 par value                                                         $    846         $    721
         Preferred stock, $1.00 par value                                                        2,000                -
         Additional paid in capital                                                             58,026           20,557
         Retained earnings                                                                      30,837           20,855
         Deferred compensation and unrecognized pension cost                                     (104)             (54)
         Foreign currency translation adjustments                                              (4,382)          (6,741)
         Less:  Common stock held in treasury                                                  (1,343)          (1,344)
                                                                                          ------------     ------------
                   Total Shareholders' Equity                                                 $ 85,880         $ 33,994
                                                                                          ------------     ------------

                                                                                              $251,713         $103,173
                                                                                          ============     ============

  See notes to unaudited condensed financial statements.

                               SCOTSMAN INDUSTRIES, INC. - CONDENSED STATEMENT OF CASH FLOWS
                                                 (Unaudited) (In Thousands)
                                                                                            For the Nine Months Ended
                                                                                         ------------------------------
                                                                                          Oct. 2, 1994     Oct. 3, 1993
                                                                                         -------------    -------------
    CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                                                             $ 11,095         $  7,202
       Adjustments to reconcile net income to net cash provided by operating
           activities - Depreciation and amortization                                            4,117            2,742
       Change in assets and liabilities -
           Trade accounts receivable                                                           (21,057)         (10,023)
           Inventories                                                                           1,095              113
           Trade accounts payable and other liabilities                                         12,532            6,700
           Other, net                                                                              384             (160)
                                                                                         -------------    -------------
       Net cash provided by operating activities                                              $  8,166         $  6,574
                                                                                         -------------    -------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in properties and equipment                                                $  (3,157)       $  (1,982)
       Proceeds from disposal of property, plant and equipment                                      15                -
       Acquisition of Delfield and Whitlenge                                                   (65,445)               -
       Acquisition of Simag                                                                          -           (5,546)
                                                                                         -------------    -------------
       Net cash used in investing activities                                                 $ (68,587)        $ (7,528)
                                                                                         -------------    -------------
    CASH FLOWS FROM FINANCING AND CAPITAL ACTIVITIES:
       Principal payments under long-term debt and capitalized lease obligations             $ (40,921)        $    (90)
       Dividends paid to shareholders                                                             (822)            (525)
       Issuance of long-term debt                                                               63,000                -
       Issuance of common and preferred stock                                                   39,000                -
       Additional costs from prior year purchase of Scotsman Industries,
           Inc., Common Stock                                                                        -              (38)
       Short-term debt, net                                                                        611            4,330
                                                                                         -------------    -------------
       Net cash provided by financing and capital activities                                  $ 60,868        $   3,677
                                                                                         -------------    -------------
       Effect of exchange rate changes on cash and temporary cash investments                      384             (196)
    NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                       $    831        $   2,527
    CASH AND TEMPORARY CASH INVESTMENTS, beginning of period                                     8,462            5,202
                                                                                         -------------    -------------
    CASH AND TEMPORARY CASH INVESTMENTS, end of period                                        $  9,293        $   7,729
                                                                                         =============    =============
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
       Interest                                                                               $  3,384        $   2,553
                                                                                         =============    =============
       Income taxes                                                                           $ 10,983        $   3,941
                                                                                         =============    =============
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Investment in properties and equipment through issuance of capitalized
           lease obligations                                                                  $      -        $       -
                                                                                         =============    =============

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

(2) INVENTORIES:

Inventories consisted of the following (in thousands):

                         October 2,   January 2,
                            1994         1994
                         ----------   ----------
 Finished goods             $16,149      $14,755
 Work-in-process             10,151        2,232
 Raw materials               17,783        8,706
                         ----------   ----------
   Total inventories        $44,083      $25,693
                         ==========   ==========

The increase in total inventories from January 2, 1994 to October 2, 1994 was primarily attributable to the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited
("Whitlenge") on April 29, 1994. Delfield and Whitlenge combined had $18.3 million of inventories on April 29, 1994.

(3)  CONTINGENCIES:
- - - ------------------

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

On March 26, 1993, Remcor Products Company ("Remcor") filed a lawsuit against the Company's subsidiary, Scotsman Group, Inc. and Scotsman Group's subsidiary, Booth, Inc., in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by Scotsman Group and Booth infringe a patent owned by Remcor relating to a cold plate system. The Complaint seeks compensatory damages, treble damages for willful infringement, prejudgment interest and attorneys' fees, and also a permanent injunction from further alleged acts of infringement.

During the course of discovery, Remcor asserted that it has suffered damages attributable to the Company's alleged infringement of approximately $8.24 million during the period from 1989 through year-end 1993, exclusive of treble damages, prejudgment interest and attorneys' fees. This damages claim consists of claims for lost profits and a royalty on certain sales.

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

The Company is vigorously defending this lawsuit. Sales of the allegedly infringing ice/drink dispensers accounted for less than 5 percent of the Company's consolidated net sales in 1993 and in the first three quarters of 1994. Although no assurances can be given, after consultation with legal counsel, the Company does not believe that this lawsuit will have a material adverse effect upon the financial condition of the Company or its results of operations.



(4)  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES:
- - - -----------------------------------------------------------

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

The cumulative effect of this accounting change was to decrease income for the nine months ended October 3, 1993 by $1,660,000 ($1,029,000, or $0.15 per share, after-tax), representing the amount of unfunded obligation measured as of January 4, 1993. This accounting change is not expected to materially impact future operating results and is not expected to affect the Company's cash flows because the Company plans to continue paying the cost of post-retirement benefits when incurred. Other than the cumulative catch-up, the impact of this accounting change on the first nine months of 1993 was not material.

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

Effective January 4, 1993, the Company also adopted the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-employment Benefits" ("SFAS 112"). The statement requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. The Company previously accounted for a certain portion of these post-employment benefits on a pay-as-you-go basis. The impact of the change to SFAS 112, was an unfavorable pre-tax amount of $508,000 ($243,000, net of tax or $.03 per share). Other than the effect of the cumulative catch-up, the impact on pre-tax income of this accounting change for the first nine months of 1993 was not material.


(5)  ACQUISITION OF SIMAG:
- - - --------------------------

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


(6)  ACQUISITION OF DELFIELD AND WHITLENGE:
- - - -------------------------------------------

On April 29, 1994, the Company completed the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge") for approximately $69.3 million in a combination of cash, preferred stock and common stock. The cash outlay was offset by cash on the books of the acquired businesses at closing of $3.9 million. Scotsman shareholders approved the issuance of common and preferred stock related to the acquisition at a special shareholders meeting held on April 28, 1994.

The method of accounting which was used for the combination was the purchase method. Allocation of the purchase price has not been finalized; however, it is expected to be completed within twelve months of the acquisition. The preliminary amount of goodwill allocated to Delfield and Whitlenge was $73.6 million and is being amortized over 40 years using the straight-line method. The acquisition price included: i) $30.4 million in cash, ii) 1.2 million shares of common stock, (with a market value of approximately $16.5 million) and iii) 2.0 million shares of Series A $0.62 cumulative convertible preferred stock, with an aggregate liquidation preference of $22.5 million and which are initially convertible into 1,525,400 shares of common stock. Also, the acquisition price will include up to 667,000 shares of additional common stock if the businesses of Delfield and Whitlenge meet a specified level of earnings before interest, income taxes, depreciation and amortization in fiscal year 1994. In addition, Scotsman also assumed Delfield and Whitlenge debt of approximately $35 million. The results of Delfield and Whitlenge are included in the income statements for the Company beginning after April 29, 1994.

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

                                                                                               PRO FORMA
                                                                          Amounts in Thousands, except per share data
                                                                          -------------------------------------------
                                                                         Three Months Ended          Nine Months Ended
                                                                        --------------------       --------------------
                                                                        Oct. 2,       Oct. 3,      Oct. 2,      Oct. 3,
                                                                          1994         1993          1994        1993
                                                                       ---------     ---------    ---------    ---------
    Net sales                                                           $86,282      $77,965      $237,579     $218,476

    Net income before extraordinary item and cumulative effect
    of accounting changes                                                 4,617        4,098        11,954       10,291

    Net income per share before extraordinary item and
    cumulative effect of accounting changes (A)                         $  0.44      $  0.39      $   1.13     $   0.99

    Average number of common shares outstanding (B)                      10,583       10,397        10,544       10,391

  (A)      Pro forma net income per share ("EPS") includes the dilutive effect of up to 667,000 additional shares of common stock which are contingently issuable as additional purchase price if the acquired entities achieve certain combined earnings levels in fiscal year 1994.  These earnings levels are based on earnings before interest, taxes, depreciation and amortization ("EBITDA").  The minimum level of EBITDA required in fiscal year 1994 that would require issuance of any of the 667,000 contingent shares is higher than the combined results of Delfield and Whitlenge as reported in 1993.  If all contingent shares are issued, approximately
           $10 million of additional purchase price and approximately $250,000 of additional annual amortization expense will result.  Pro forma net income includes this estimated additional goodwill amortization.

  (B)      Pro forma weighted average number of common shares outstanding consists of the following:  For all periods presented Scotsman common stock and common stock equivalents before the impact of the issuance of the additional 1.2 million shares in April of 1994, the additional 1.2 million shares of common stock which were issued in April 1994, 1,525,400 common stock equivalents for the convertible preferred shares outstanding, and 667,000 additional shares of common stock which are contingently issuable as additional purchase price if the acquired entities achieve certain combined earnings levels in fiscal year 1994.  The computation for the three months and nine months ended October 2, 1994 includes the dilutive effect of stock options outstanding.
           The computation for the three months and nine months ended October 3, 1993 do not include the dilutive effect of stock options outstanding as the dilutive effect is immaterial.

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

The New Credit Agreement contains various financial covenants that, among other things, require the Company to maintain, on a consolidated basis, specified leverage, interest expense coverage and cash flow coverage ratios, and a minimum adjusted consolidated tangible net worth. The minimum adjusted consolidated tangible net worth covenant has the effect of restricting the amount of the Company's dividends to its shareholders to an amount equal to $2,000,000 plus 40 percent of the sum of cumulative net income from May 2, 1994 forward and the net cash proceeds from the issuance of equity securities after April 29, 1994. Under such a covenant, $26.0 million of retained earnings was restricted as of October 2, 1994. The Company is precluded from paying dividends to its shareholders if a default or an event which, but for the lapse of time or the giving of notice, or both, would constitute a default, under the New Credit Agreement has occurred and is continuing or would occur after giving effect to the payment of such dividend.

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

                       SCOTSMAN INDUSTRIES, INC.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations
- - - ---------------------

Net sales for the third quarter of 1994 were $86.3 million, up $41.0 million or 91 percent from sales of $45.2 million for the third quarter of 1993. Using constant foreign currency exchange rates, net sales for the third quarter of 1994 were up $40.9 million or 90 percent.

Net income for the third quarter of 1994 increased $2.1 million or 81 percent compared to the third quarter of 1993. The Company reported record earnings per share of 44 cents on a fully diluted basis for the third quarter ended October 2, 1994, up 19 percent from the previous record of 37 cents per share reported in the third quarter last year.

The sales and net income increases during the third quarter were primarily attributable to the acquisition of The Delfield Company and Whitlenge Drink Equipment Limited on April 29, 1994. The Company's sales included the combined sales of The Delfield Company ("Delfield) and Whitlenge Drink Equipment Limited ("Whitlenge") of $38.1 million which represented approximately 93 percent of the $41.0 million increase in net sales. Sales of Delfield represented 37 percent of the Company's sales for the three months ended October 2, 1994. Sales of Whitlenge represented 8 percent of the Company's sales for the three months ended October 2, 1994. Compared to the prior year's pro forma third quarter, Delfield's third quarter sales were up 17 percent, reflecting strong sales growth across all product lines, while Whitlenge's third quarter sales rebounded and were up 14 percent.

Scotsman's worldwide ice machine sales representing approximately 49 percent of the Company's sales for the third quarter of 1994 were up 7 percent in U.S. dollars and 7 percent using constant foreign currency exchange rates. U.S. ice machine sales for the third quarter of 1994 were up 5 percent over the third quarter of 1993, reflecting an improving domestic market. Ice machine sales from the Company's European businesses were up 16 percent in U.S. dollars and in local currency. European ice machine sales were stronger as a result of improved markets in Western Europe.

Sales of other product lines of the Company's Italian businesses (bakery equipment, commercial refrigerators, etc.) representing 2 percent of the Company's sales for the third quarter of 1994 increased 20 percent in dollars and 19 percent in lire reflecting improvement in Western European markets for those products.

Sales of Booth dispensing equipment representing 4 percent of the Company's sales for the third quarter of 1994 were down 8 percent compared to sales in the same quarter of the prior year.

Net sales for the first nine months of 1994 were $200.1 million, up $68.2 million or 52 percent from sales of $131.8 million for the same period of 1993. Using constant foreign currency exchange rates, net sales for the first nine months of 1994 were up $69.8 million or 54 percent compared to the first nine months of 1993.

Net income for the first nine months of 1994 was up $3.9 million or 54 percent compared to the first nine months of 1993 which include the cumulative effect of changes in accounting principles as discussed below. The Company reported a record level of earnings per share of $1.22 on a fully diluted basis for the nine-month period ended October 2, 1994, which represented an 18 percent increase compared with the $1.03 posted for the like prior-year period.

The sales and net income increases during the nine-month period were primarily attributable to the acquisition of The Delfield Company and Whitlenge Drink Equipment Limited on April 29, 1994 as well as improved results at the Scotsman domestic ice machine business. The Company's sales were boosted by the combined sales contributions of Delfield and Whitlenge of $62.6 million which represented approximately 92 percent of the $68.2 million increase in net sales. Sales of Delfield represented 26 percent of the Company's sales for the nine months ended October 2, 1994. Sales of Whitlenge represented 5 percent of the Company's sales for the nine months ended October 2, 1994. On a pro forma basis, sales at Whitlenge were down 3 percent for the first nine months of 1994 compared to the prior year, while Delfield's sales were up 20 percent for the same period.

Scotsman's worldwide ice machine sales comprised approximately 59 percent of the Company's sales for the first nine months of 1994 and were up 5 percent in U.S. dollars, or 6 percent using constant foreign currency exchange rates, versus prior year. U.S. ice machine sales for the nine months of 1994 were up 6 percent over the same period in 1993, reflecting an improving domestic market. Ice machine sales from the Company's European businesses were up 3 percent in U.S. dollars but were up 7 percent in local currency. European ice machine sales were stronger largely as a result of third quarter improvement in Western European markets.

Sales of other product lines of the Company's Italian businesses (bakery equipment, commercial refrigerators, etc.) representing 3 percent of the Company's sales for the first nine months of 1994 increased 1 percent in dollars and were up 6 percent in lire when compared to the first nine months of 1993.

Sales of Booth dispensing equipment representing 7 percent of the Company's sales for the first nine months of 1994 were down 2 percent compared to sales in the same period of the prior year.

The Company's gross profit increased by $11.2 million for the three months ended October 2, 1994 and increased by $18.7 million for the first nine months of 1994 when compared to the same periods of the prior year. These increases were primarily attributable to the contributions of the acquired businesses of $10.3 million and $17.0 million for the three-month and nine-month periods in 1994, respectively, and also improvement at the Scotsman domestic ice machine business. The lower gross profit margin as a percentage of sales compared to the prior year reflects the current mix of businesses with slightly lower gross profit margins in the newly acquired businesses and also continuing expenses associated with the consolidation of Booth/Crystal Tips operations in Dallas.

Selling and administrative expenses increased by $6.8 million for the quarter and $10.9 million on a year-to-date basis primarily the result of the inclusion of Delfield and Whitlenge results and also from costs associated with ongoing litigation. As a percentage of sales, however, selling and administrative expenses declined from 18 percent to 17 percent for the quarter when compared to last year's third quarter, reflecting relatively lower selling and administrative expenses of the newly acquired businesses.

Interest expense, net was higher for both the quarter and the year-to-date periods compared to the same periods of the prior year. Additional interest expense, which was incurred as a result of the acquisitions of Delfield and Whitlenge, was partially offset by a reduction in interest expense due to an interest rate swap agreement which matured in April of 1994.

Income tax expense increased for both the three months and nine months ended October 2, 1994 when compared to the comparable periods of the prior year due to the additional pre-tax income attributable to Delfield and Whitlenge. The effective income tax rates for the three months and nine months ended October 2, 1994 compared to the same periods in the prior year are slightly higher, which reflects the impact of the change in income mix of the various businesses.

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


Effective January 4, 1993, the Company also adopted the Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits" ("SFAS 112"). The statement requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. The Company previously accounted for a certain portion of these post-employment benefits on a pay-as-you-go basis. The impact on the first nine months of 1993 of the change to SFAS 112 was an unfavorable pre-tax amount of $0.5 million ($0.2 million, after-tax or $.03 per share).

Effective January 4, 1993, the Company also changed its method of accounting for retiree health care benefits as required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("SFAS 106"). The statement requires that the expected cost of benefits other than pensions must be charged to expense during the years that employees render service. The Company formerly recognized retiree health care costs on a pay-as-you-go basis. The Company recognized in the first quarter of 1993 immediately as a charge against earnings the entire portion of future retiree benefit costs of $1.7 million ($1.0 million after-tax) already earned by both active and retired employees up to January 4, 1993. The after-tax impact of this accounting change in the first nine months of 1993 was $0.15 per share.

The cumulative effect of the changes in accounting principles implemented in 1993 was $29,000.



Financial Condition
- - - -------------------

Including the impact of foreign exchange translation, inventories were up $18.4 million from January 2, 1994 which reflects primarily the additional inventory of Delfield and Whitlenge. Including the impact of foreign exchange translation, trade accounts receivable increased $35.6 million which reflects the additional receivables of the acquired businesses of $19.7 million and also the impact of the sales increase of the other businesses of Scotsman Industries when comparing the third quarter of 1994 to the fourth quarter of 1993.

Including the impact of foreign exchange translation, accounts payable increased by $16.5 million from January 2, 1994 to October 2, 1994 which reflects $9.7 million of trade payables of Delfield and Whitlenge and also reflects increased seasonal activity.

Goodwill increased $73.5 million from December of 1993 which reflects primarily the preliminary amount of goodwill allocated in the acquisitions of The Delfield Company and Whitlenge Drink Equipment Limited.

The non-current portion of long-term debt and capitalized leases
increased by $57.7 million from January 2, 1994.   The Company issued
$63.0 million of domestic long-term debt of which a portion was used to repay $31.3 million of approximately $35 million of debt and leases assumed on April 29, 1994 in the acquisition of Delfield and

Whitlenge. The Company has also repaid $9.4 million of domestic long-term debt since the acquisition of Delfield and Whitlenge.

Shareholders' equity increased by $51.9 million from December of 1993 primarily due to net income of $11.1 million for the first nine months of 1994 and the issuance of $39.0 million in a combination of cumulative convertible preferred stock and common stock to effect the acquisition, along with the changes in accumulated translation of $2.4 million during the first nine months of 1994. These changes, which were accompanied by increases in long-term domestic debt, caused the debt-to-equity ratio to climb from 0.9 to 1 as of January 2, 1994 to
1.1 to 1 as of October 2, 1994.

On February 17, 1994, June 10, 1994 and August 11, 1994 the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to shareholders of record of the Company's common stock on March 31, 1994, June 30, 1994, and September 30, 1994 respectively.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Patent Litigation Relating to Booth Ice/Drink Dispenser. As more fully described under Part I, Item 3, in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, on March 26, 1993, Remcor filed a lawsuit against the Company's subsidiary, Scotsman Group, Inc., and Scotsman Group's subsidiary, Booth, Inc., in the United States District Court for the Northern District of Illinois. Discovery in this case has been closed. No trial date has been set, but the presiding judge has indicated that the case is ready for trial. See also Note 3 to the Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

          Litigation Relating to the Glenco Star Lease. As more fully described under Part I, Item 3, in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1994, on July 1, 1993, Jerome P. and Flora P. Heilweil, as landlords of the facility which housed the Company's former Glenco-Star division (the "Landlords"), filed a lawsuit against Scotsman Group Inc. and Glenco Star Corporation, the then current tenant, in the United States District Court for the Eastern District of Pennsylvania. In the complaint, the Landlords alleged that the defendants had violated the lease by failing to obtain the Landlords' consent to the assignment of the lease to Glenco Star Corporation in September, 1992, by failing to make approximately $600,000 in maintenance and repairs to the facility and by making alterations to the property without the Landlords' consent. The complaint seeks recovery of damages in an amount sufficient to perform the alleged repair and maintenance obligations, and a declaration that the Landlords may accelerate rent and regain possession of the property before the lease expires in August, 1996.

          On March 22, 1994, Glenco Star Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Glenco Star Corporation rejected its interest in the lease under the Bankruptcy Code and vacated the leased premises during August, 1994.

          An arbitrator has been appointed to conduct a binding arbitration to resolve the Landlords' claim that the tenant's maintenance and repair obligations under the lease have been breached. The Company expects that the arbitration hearing will be held during the months of December, 1994 through February, 1995.

          Litigation Relating to the Letter of Credit Furnished in Connection with the Glenco Star Lease. As more fully described under Part II, Item 1, in the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended July 3, 1994, on August 4, 1994, Glenco Holdings, Inc. and James Ferrell, a principal stockholder of Glenco Holdings, Inc., filed a lawsuit against the Company and Boatmen's First National Bank of Kansas City (the "Bank") in the Circuit Court of Jackson County, Missouri. In their complaint, the plaintiffs allege that any attempt by the Company to draw against a certain letter of credit in the amount of $1.5 million would breach a contract entered into between the Company, Glenco Holdings, Inc. and Glenco Star Corporation at the time of the Company's sale of Glenco Star Corporation
          to Glenco Holdings, Inc.   The plaintiffs also filed a
          motion for a preliminary injunction on August 4, 1994, seeking to enjoin the Company from drawing upon, and the Bank from paying pursuant to, the letter of credit.

          The letter of credit was furnished to the Company by Glenco Holdings, Inc. in connection with the sale of Glenco Star Corporation to Glenco Holdings, Inc. and the assumption by Glenco Star Corporation of the Company's obligations under a lease of the facility which housed the Company's former Glenco Star division. The Company has not been released from its obligations to the Landlords under the lease which expires in August, 1996. Under the terms of the letter of credit, the Bank is obligated to reimburse the Company for the amount of any rent payments made by the Company to the Landlords under the lease after August 1, 1994.

          On August 22, 1994, the Company filed a motion to dismiss the plaintiffs' complaint on a variety of grounds. Both the plaintiffs' motion for a preliminary injunction and the Company's motion to dismiss are currently scheduled to be heard on December 9, 1994. Since August, 1994, the Company has drawn against the letter of credit in the amount of the minimum monthly rental payments due and paid by the Company under the lease.

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

               Exhibit 10.1 ISDA Master Agreement, dated as of May 19, 1994, including the Schedule thereto, dated as of May 19, 1994, and an Amended Confirmation, dated June 6, 1994, between Bank of America Illinois (formerly known as Continental Bank) and Scotsman Group Inc.

               Exhibit 27 Article 5 Financial Data Schedule for the Period Ended October 2, 1994.

               (b) The Registrant filed no reports on Form 8-K during the quarterly period ended October 2, 1994.

                               SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCOTSMAN INDUSTRIES, INC.



Date  November 14, 1994                 By: /s/  Donald D. Holmes
                                            --------------------------
                                            Donald D. Holmes
                                            Vice President - Finance
                                               and Secretary

                             EXHIBIT INDEX


Number                   Description                       Page Number

10.1           ISDA Master Agreement, dated as of May          26
               19, 1994, including the Schedule thereto,
               dated as of May 19, 1994, and an Amended
               Confirmation, dated June 6, 1994, between
               Bank of America Illinois (formerly known
               as Continental Bank) and Scotsman Group Inc.

27             Article 5 Financial Data Schedule for the       65
               Period Ended October 2, 1994.
