Form 10-K405
SCOTSMAN INDUSTRIES INC
filed 1995-03-29
CIK 846660

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 1, 1995.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 0-10182

                           SCOTSMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                                                                    36-3635892
(State of incorporation)                                                          (I.R.S. Employer Identification No.)
775 Corporate Woods Parkway, Vernon Hills, Illinois                                                              60061
(Address of principal executive offices)                                                                    (Zip Code)
Registrant's telephone number, including area code: (708) 215-4500

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
     Title of each class                           on which registered
     -------------------                           -------------------

Common stock, $0.10 par value                  New York Stock Exchange
Common stock purchase rights,
  no par value                                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At March 17, 1995 there were 8,940,020 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the registrant as of such date was approximately $170.0 million. The market value of the registrant's Series A $0.62 Cumulative Convertible Preferred Stock, par value $1.00 per share, held by nonaffiliates is based on the market value, as of such date, of the shares of common stock into which such stock is convertible.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's 1994 Annual Report to Shareholders for the fiscal year ended January 1, 1995 (the "1994 Annual Report"): Parts I, II, and IV.

Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders to be held on May 18, 1995 (the "1995 Proxy Statement"): Part III.

                                     PART I

ITEM 1.  BUSINESS

The registrant, Scotsman Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "Scotsman" or the "Company"), is a holding company with subsidiaries engaged in the manufacture and marketing of refrigeration products primarily for the foodservice industry, including ice machines, food preparation and storage equipment, and drink dispensing equipment.

Scotsman was organized under the laws of the state of Delaware on January 26, 1989. Effective April 14, 1989, Scotsman was spun-off from Household International, Inc. ("Household") through the issuance of one share of Scotsman common stock for every five shares of Household common stock then outstanding to Household shareholders. As of such date, Scotsman became a publicly traded company listed on the New York Stock Exchange, and its operations ceased to be owned by Household.

Scotsman conducts its domestic ice machine business through the Scotsman Ice Systems division ("Scotsman Ice Systems") of its wholly-owned subsidiary, Scotsman Group Inc. ("SGI"), and through the Crystal Tips product line of its wholly-owned subsidiary, Booth, Inc. ("Booth"). Booth acquired substantially all of the assets of Crystal Tips, Inc. in April of 1992. Scotsman conducts its European ice machine business through two Italian subsidiaries, Frimont S.p.A. ("Frimont") and Castel MAC S.p.A. ("Castel MAC"). In January of 1993, Frimont acquired the assets of Simag, an Italian ice machine manufacturer, further expanding the Company's European ice machine line.

Scotsman manufactures and markets food preparation and storage equipment, including food preparation workstations, refrigerators and freezers and other equipment, through its wholly-owned subsidiary, The Delfield Company ("Delfield"), which was acquired on April 29, 1994. See "--1994 Acquisitions." Scotsman also manufactures and markets a limited line of refrigerated cabinets, dough retarders and blast freezers in Europe through Frimont and Castel MAC. Scotsman had previously manufactured and sold refrigerators and freezers in the United States through its Glenco-Star Division, which was sold in September 1992.

Scotsman manufactures and markets drink dispensing equipment in the United States through Booth and in Europe through Whitlenge Drink Equipment Limited ("Whitlenge"). Whitlenge was acquired by Scotsman on April 29, 1994. See "--1994 Acquisitions."

Scotsman manufactures and markets niche products through Delfield, including air ventilating equipment, private label "point of purchase" beverage display/dispensing equipment and iced drink mixing and dispensing machines. Scotsman also manufactures and markets a limited line of water coolers through its Italian subsidiaries, Frimont and Castel MAC.

1994 ACQUISITIONS

On April 29, 1994, Scotsman acquired Delfield and Whitlenge for approximately $69.3 million in a combination of cash, preferred stock and common stock. The acquisition price of the acquired businesses included (a) $30.4 million in cash, (b) 1.2 million shares of Scotsman common stock (with a market value of $16.5 million on the acquisition date) and (c) 2.0 million shares of Series A $0.62 Cumulative Convertible Preferred Stock, with an aggregate liquidation preference of $22.5 million, which are convertible into 1,525,393 shares of common stock. In addition, the acquisition price also included 667,000 shares of additional common stock which were issued on March 17, 1995, based on Delfield and Whitlenge having achieved a specified level of earnings before interest, income taxes, depreciation and amortization for the 1994 fiscal year. Such shares had an aggregate market value of $12.1 million on the date of issuance. The Company also assumed $35 million of Delfield and Whitlenge debt as a result of the acquisitions. The preliminary amount of goodwill as a result of these acquisitions, before recognition of the additional 667,000 shares, was $73.7 million.

Delfield is headquartered in Mt. Pleasant, Michigan, with an additional manufacturing facility in Covington, Tennessee. Whitlenge is located in the United Kingdom, near Birmingham, England.

PRODUCTS AND DISTRIBUTION

Scotsman manufactures refrigeration products that are marketed primarily to the foodservice industry (restaurants, cafeterias, convenience stores and bars) and also to the supermarket and lodging industries and to food processors. The principal commercial products of Scotsman are ice machines, food preparation workstations, refrigerators and freezers, refrigerated bakery equipment, drink dispensing equipment, self-leveling tray and plate dispensers and ventilation systems. Scotsman also manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance market.

ICE MACHINES. The Company manufactures and markets commercial ice-making machines under the Scotsman and Crystal Tips trademarks worldwide, under the Icematic and Simag trademarks in Europe and Asia and under various brands through other dealer networks. The Company's ice machines produce four forms of ice: cubes (consisting of contour, lenticular, gourmet and square cubes), flakes, scale and nuggets. Each of these forms of ice is designed and marketed for specific applications. Scotsman ice machines are either self-contained units, which make, store and, in some cases, dispense ice, or modular units, which make but do not store ice. Scotsman also manufactures and sells ice storage bins to accompany modular units.

A significant percentage of the sales of Scotsman commercial ice machines are to the full service and fast-food restaurant industry. Other major end-users include schools, government and military facilities, grocery stores, health care facilities, hotels and motels, and convenience stores.

Scotsman commercial ice machines are sold both through a system of distributors and directly by Scotsman to national customers, contractors, and governmental and military buyers. Presently Scotsman Ice Systems has approximately 85 distributors in the United States, and Frimont and Castel MAC combined have approximately 50 distributors in Europe and Asia. The Crystal Tips line also has its own distribution network consisting of approximately 68 distributors in the United States. The distributors generally do not carry competing brands of ice machines. Independent service dealers also install and service the equipment. The servicing functions performed by dealers are particularly important because ice machines typically require more service, due to variable water conditions, than other major appliances such as refrigerators. Scotsman also maintains inventories of replacement parts to support its ice machine product line.

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

Scotsman is the only United States ice machine company with management and production facilities in Europe. In foreign markets, Scotsman manufactures and markets commercial ice machines and related components primarily through Castel MAC and Frimont under the Icematic trademark and the Scotsman and Simag trademarks, respectively. Each of these subsidiaries is located in Italy and manufactures products for sale locally and for export primarily to Eastern and Western Europe, the Middle East, Africa and the Far East. In the majority of countries served, Castel MAC and Frimont each sell through separate distribution channels. The Company also markets the Crystal Tips line internationally through four export marketing firms based in the United States and Canada.

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

Scotsman's commercial ice machine business accounted for 57 percent, 83 percent and 76 percent of the Company's sales in fiscal years 1994, 1993 and 1992, respectively.

FOOD PREPARATION & STORAGE EQUIPMENT.   In the United States, Scotsman
manufactures and markets a wide range of commercial food preparation and storage equipment through Delfield under the Delfield, Shellyglas and Shellymatic trademarks. Delfield's principal products include customized and standard food preparation workstations, commercial up-right and under-the-counter refrigerators and freezers, mobile cafeteria systems and self-leveling tray and plate dispensers. Delfield sells its equipment to various purchasers in the foodservice industry, including dealers, wholesalers, major chain restaurants, fast-food franchises and government entities.

Delfield sells directly to national accounts, including major retail chain restaurants. Delfield also sells equipment domestically through over 2,000 non-exclusive dealers and dealer buying groups and through a network of approximately 26 independent sales representative firms. Such dealers generally carry competing lines of equipment. The sales representative firms typically carry complementary foodservice equipment, but carry only Delfield refrigeration equipment.

Delfield sells in the United Kingdom through a distributor and in South America and Asia through an export agent. Export sales are less than 10% of Delfield's total sales.

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

Sales of food preparation and storage equipment accounted for approximately 28 percent, 4 percent and 11 percent of Scotsman's sales in fiscal years 1994, 1993 and 1992, respectively.

DRINK DISPENSING EQUIPMENT. In the United States, Scotsman manufactures soft-drink beverage dispensing equipment through Booth. Booth manufactures and markets a complete line of non-coin operated soft-drink dispensing products and accessories. Booth offers both pre-mix and post-mix dispensers which can either be ice-cooled or electrically-cooled, ice and drink dispensers, hand-operated valves and other related accessory products used in the fountain market. Booth sells its dispensing equipment primarily to soft drink bottlers franchised by The Coca- Cola Company, Pepsico, Inc., Dr. Pepper and 7-Up, often labeling the equipment with the customer's name or trademark and the names of the beverages that will be dispensed. Major end-users of Booth dispensing equipment are in the foodservice industry.

In Europe, Whitlenge manufactures and markets soft drink dispensing equipment, draft beer cooling equipment and related ancillary equipment. Whitlenge specializes in remote and under-the-counter beverage cooling installations, including large installations for foodservice restaurants, and also makes a range of mechanically refrigerated over-the-counter soft-drink units.
Whitlenge sells directly to soft-drink bottlers and brewers in the United Kingdom. Sales to export markets are made both by direct sales to bottlers and brewers and through distributors and local agents in various markets throughout Western and Central Europe and the Middle East. Whitlenge also has a wholly-owned distributor, Whitlenge Drink Equipment, N.V., located in Belgium.

Sales of drink dispensing equipment accounted for approximately 12 percent, 10 percent and 10 percent of Scotsman's sales in fiscal years 1994, 1993 and 1992, respectively.

NICHE PRODUCTS. Scotsman also manufactures and markets a line of niche products, primarily through Delfield, including air ventilating equipment under the Air Tech trademark, private label "point of purchase" display and dispensing equipment, and iced drink mixing and dispensing machines. Scotsman also manufactures and markets water coolers, as well as coolers for bottled wine and snacks, through Frimont and Castel MAC, and small industrial applications through Whitlenge.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial information pertaining to the Company's foreign and domestic operations is incorporated herein by reference from Note 19, "Geographic Information," in the 1994 Annual Report.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Scotsman's products and manufacturing processes are subject to various environmental, health and safety regulations and standards. Such regulations and standards, from time to time, may require significant changes in products or manufacturing methods. Scotsman believes that environmental, health and safety matters will not have a material effect on its business or financial condition. However, legal and regulatory requirements in this area are increasing and there can be no assurance that significant costs and liabilities will not be incurred as a result of currently unidentified or future problems or new regulatory developments.

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

COMPETITION

The primary markets for Scotsman's products are highly competitive. The most significant competitive factors are price, product reliability and performance and service, with the relative importance of such factors varying among products. Delfield also relies on its computer-assisted design and manufacturing system and its design library in competing in the market for custom and standard food preparation workstations.

Scotsman has a number of competitors in each product line that it offers. Scotsman believes that IMI Cornelius, plc, is the leading supplier of beverage dispensing equipment in continental Europe, one of the markets in which Whitlenge competes. Scotsman does not believe that any other single competitor or group of competitors dominates any market for any other product line in which Scotsman competes. Most of Scotsman's competitors are small, privately owned companies, although a few are divisions of larger companies. Scotsman does not believe that its size, relative to the size of its competitors, gives it a significant competitive advantage or disadvantage in the markets in which it competes.

RESEARCH AND DEVELOPMENT

Scotsman conducts an extensive research and development program in its product fields. These programs seek to develop product improvements and cost reductions, as well as new products. Scotsman's total research and development expenditures for fiscal years 1994, 1993 and 1992 were approximately $5.1 million, $3.9 million and $3.5 million, respectively.

RAW MATERIALS

The principal materials used in the manufacture of Scotsman's products are refrigeration components, including compressors, condensers, motors and controls. Other raw materials include stainless steel, galvanized steel, aluminum, copper and plastics. These materials are readily available from several sources, and Scotsman has not experienced difficulties with respect to their availability.

GENERAL

CUSTOMERS. Scotsman is not dependent upon any single customer, or upon any single group of customers, and no single customer or related group of customers accounted for 10% or more of Scotsman's consolidated revenues in 1994. Delfield, Booth and Whitlenge are, however, each dependent upon a limited number of major customers. Although the loss of one or more of such customers could have a material adverse effect on the sales of Delfield, Booth or Whitlenge, Scotsman does not believe that such a loss would have a material
adverse effect on Scotsman as a whole.   No material portion of Scotsman's
business is subject to renegotiation of profits or termination of contracts at the election of the government.


BACKLOG OF ORDERS. The backlog of unshipped orders at the end of fiscal years 1994 and 1993 was $23.6 million and $5.5 million, respectively. The increase in the backlog of unshipped orders in 1994 was due primarily to the inclusion of approximately $11.0 million in unshipped orders of Delfield and Whitlenge and to unusually strong fourth quarter demand for the products of Scotsman's Italian operations. Scotsman expects that all of the orders in the backlog at the end of fiscal year 1994 will be shipped during 1995.

SEASONALITY. The volume of sales for most of the products sold by Scotsman is somewhat higher in the second and third quarters, corresponding with the major selling season for refrigeration products. In addition, Delfield has experienced significant quarterly fluctuations in the sales of foodservice equipment because of the irregularity of large orders from major chain restaurants.

PATENTS AND TRADEMARKS. Scotsman holds or is licensed under many United States and foreign patents covering various design features used in its products, and also holds a number of other patents and patent applications, licenses, trademarks and trade names including the trademarks and trade names mentioned herein. Scotsman does not believe that any of the foregoing is material to its business, with the exception of the Scotsman and Delfield trademarks. Scotsman believes it possesses adequate protection with respect to the Scotsman and Delfield trademarks.

EMPLOYEES. Scotsman employs approximately 2,182 people, approximately 903 of whom are covered by collective bargaining agreements with various labor unions. Relationships with employees of Scotsman have been satisfactory.

ITEM 2.  PROPERTIES

Scotsman's headquarters are located in a 36,000 square foot facility in Vernon Hills, Illinois which is leased through 1998. Since 1993, Scotsman has had an option to purchase this property. Scotsman has facilities located in Fairfax, South Carolina, consisting of a 247,000 square foot plant built in 1980 and an 80,000 square foot separate warehouse. The Fairfax facilities are owned by

Scotsman and produce ice making machines and commercial refrigeration equipment. Scotsman leases for storage, on a monthly basis, a 3,000 square foot section of a building located in Fairfax. Scotsman also leases a 13,000 square foot distribution facility near Los Angeles under a lease which expires in August 1996.

In June 1993, Booth began leasing 170,000 square feet of a facility located in Dallas, Texas, under a ten-year lease which expires in June 2003. During 1994, the Company completed the relocation of the manufacturing operations of both Booth and Crystal Tips to this facility. Scotsman owns a 65,000-foot facility near Dallas, Texas, which housed Booth's operations prior to the relocation and has leased this facility to a tenant under a lease which expires in 2005.

Delfield's main headquarters are located in Mt. Pleasant, Michigan, where it occupies a 347,000 square foot facility consisting of plant and office facilities. A section of the facility is subject to a lien securing industrial revenue bonds issued by Isabella County. Delfield also leases a 188,000 square foot plant and office facility in Covington, Tennessee under a lease which will expire in September 2006. Upon expiration of the lease, Delfield will have the option to purchase the property for a nominal sum. The Tennessee facility was financed by the issuance of industrial revenue bonds by the town of Covington, Tennessee and is subject to a lien securing the bonds. Delfield also leases warehouses on a month-to-month basis in approximately ten states, including Michigan and Tennessee, for the storage of finished goods inventory.

The Company operates two plants in Italy which contain 242,000 and 198,000 square feet, respectively. The larger of these facilities is owned, and the smaller consists of a number of buildings leased under separate leases which expire between December 31, 1995 and December 31, 2001.

Whitlenge's main headquarters and its operations are located in a 76,000 square foot building in Halesowen, England. The building is leased under separate leases which expire from March 24, 2004 through December 24, 2006.

Scotsman considers the condition of its plants and other properties to be generally good and believes the capacity of its plants to be adequate for the current needs of its business. Except as described above, none of the principal properties owned by Scotsman are subject to encumbrances material to the operations of Scotsman.

ITEM 3.  LEGAL PROCEEDINGS

PATENT LITIGATION RELATING TO BOOTH ICE/DRINK DISPENSER. On March 26, 1993, Remcor Products Company ("Remcor") filed a lawsuit against the Company's subsidiaries, SGI and Booth, in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by SGI and Booth infringe a patent owned by Remcor relating to a cold plate system. The Complaint seeks compensatory damages, treble damages for willful infringement, prejudgment interest and attorneys' fees and also a permanent injunction from further alleged acts of infringement.

During the course of discovery, Remcor asserted that it has suffered damages attributable to the Company's alleged infringement of approximately $8.24 million during the period from 1989 through year-end 1993, exclusive of treble damages, prejudgment interest and attorneys' fees. This damages claim consists of claims for lost profits and a royalty on certain sales.

The Company has denied that any of its products infringe Remcor's patent and has asserted that the Remcor patent is invalid and unenforceable. The Company also has strongly disputed Remcor's contention that it is appropriate to apply a lost profits measure of damages in this case and contended that, even assuming infringement and the validity and enforceability of the patent, the amount of compensatory damages for sales occurring through year-end 1993 would be a royalty of approximately $500,000.

The court has set a trial date of June 5, 1995. Discovery in the case has been completed, except for any discovery directed to the updating of Remcor's damages claim to account for sales occurring during 1994 and 1995.

The Company is vigorously defending this lawsuit. Sales of ice/drink dispensers accounted for less than 5 percent of the Company's consolidated net sales in 1993 and 1994. Although no assurances can be given, after consultation with legal counsel, the Company does not believe that this lawsuit will have a material adverse effect on the financial condition of the Company or its results of operations.

LITIGATION RELATING TO GLENCO-STAR LEASE.

In September 1992, SGI transferred the assets of its Glenco-Star division to a wholly-owned subsidiary of SGI, Glenco Star Corporation ("Glenco Star"), and sold the stock of Glenco Star to Glenco Holdings, Inc. ("Glenco Holdings"). While Glenco Star assumed SGI's obligations under the lease of a 275,000 square foot facility which then housed the Glenco Star operations in Philadelphia, SGI was not released from its obligations to the landlord under the lease, the term of which expires in August 1996.

LITIGATION RELATING TO MAINTENANCE AND REPAIR OBLIGATIONS. On July 1, 1993, Jerome P. and Flora P. Heilweil, as landlord of the facility, filed a lawsuit against SGI and Glenco Star in the United States District Court for the Eastern District of Pennsylvania. In the Complaint, the landlord alleged that the defendants violated the lease by failing to obtain the landlord's consent to the assignment of the lease to Glenco Star in September 1992, by failing to make approximately $600,000 in maintenance and repairs to the facility and by making alterations to the property without the landlord's consent. The Complaint sought the recovery of damages in an amount sufficient to perform the alleged repair and maintenance obligations, and a declaration that the landlord may accelerate the rent and regain possession of the property before the lease expires in August 1996. SGI denied that it breached the lease and asserted various defenses and counterclaims against the plaintiffs.

The parties have agreed to submit the repair and maintenance issues in dispute in this case to binding arbitration before the American Arbitration Association ("AAA"), and an arbitration hearing is scheduled to begin on April 12, 1995.

In January 1995, the plaintiffs produced a new group of contractor estimates and advised SGI that they intended to attempt to introduce these new estimates at the arbitration hearing in support of their repair and maintenance claims. Many of the new estimates involve repair and maintenance work which is duplicative of work described in other estimates. Based upon a review of the new estimates, the Company believes that, after eliminating duplication among the estimates, the plaintiffs' repair and maintenance claim in the arbitration proceeding now totals approximately $950,000. However, because of the duplication among the estimates and the plaintiffs' refusal to quantify the total amount that they intend to claim at the hearing, the total amount of the damages which the plaintiffs now claim cannot be determined with any certainty or precision, based on the information currently available to the Company.

The Company intends to vigorously defend its position in this proceeding. Although no assurances can be given, the Company does not believe the suit will have a material adverse effect on the Company's financial condition or its results of operations.

LITIGATION RELATING TO THE LETTER OF CREDIT.   In connection with the Company's
sale of its subsidiary, Glenco Star, to Glenco Holdings in September 1992, Glenco Holdings furnished the Company with a letter of credit (the "Letter of Credit") in the amount of $1.5 million under which the issuer, Boatmen's First National Bank of Kansas City (the "Bank"), is obligated to reimburse the Company for the amount of any rent payments made by the Company to the landlord under the lease after August 1, 1994. During the period covered by the Letter of Credit, the lease provides for minimum monthly rent payments in an aggregate amount of approximately $1.5 million and additional rent payments for real estate taxes, property insurance premiums, maintenance, utilities and other expenses associated with the property.

On February 1, 1994, Glenco Star defaulted on its obligation to make its monthly rent payment to the landlord under the lease and subsequently filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Since that date, Glenco Star has failed to make any further monthly rent payments under the lease, has rejected its interest in the lease under the Bankruptcy Code and has vacated the premises. Upon notice of each default in the payment of rent, the Company has made a monthly rent payment to the landlord. The Company also has paid certain real estate taxes and property insurance premiums, as additional rent due under the lease, after Glenco Star defaulted in its obligations to make such payments.

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

The plaintiffs also filed a motion for a preliminary injunction on August 4, 1994, seeking to enjoin the Company from drawing upon, and the Bank from paying pursuant to, the Letter of Credit. On August 22, 1994, the Company filed a motion to dismiss the plaintiffs' Complaint on a variety of grounds. Both motions are currently scheduled to be heard on April 21, 1995.

Since August 1994, the Company has drawn each month against the letter of credit in the amount of the minimum monthly rental payments due and paid by the Company under the lease. The Company intends to vigorously defend its right to draw upon the Letter of Credit in this lawsuit.

LITIGATION RELATING TO INDIANAPOLIS ATHLETIC CLUB FIRE. Delfield, which was acquired by the Company on April 29, 1994, is currently a defendant in five actions brought in Marion County, Indiana, arising out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992. The IAC and several other claimants allegedly incurred property damage in the fire totaling between $10 to $12 million, most of which was allegedly incurred by the IAC.
In addition, the actions include a claim for wrongful death and claims for personal injury and loss of services for which damages have not yet been quantified. Although the cause of the fire has not yet been determined, the claimants have alleged, in their actions, that a refrigerator manufactured by Delfield caused the fire and have asserted negligence, strict liability and breach of warranty claims against Delfield.

Two other actions (which had been brought on behalf of firemen who died or were injured in the fire) have been dismissed. Although such dismissals were appealed, the appeals were abandoned in January 1995. In addition to the five pending actions, the IAC and another plaintiff also brought suits against Delfield from which Delfield has been dismissed as a defendant, without prejudice to such plaintiffs' rights to reinstate their claims against Delfield.

Delfield has denied that the refrigerator caused the fire. In addition, Delfield believes that the refrigerator in the IAC at the time of the fire was manufactured, not by Delfield, but by the Delfield Division of Alco Standard Corporation ("Alco") prior to the acquisition of the Delfield Division by DFC Holding Corporation ("DFC"), which was in turn acquired by Scotsman. Pursuant to the agreement by which DFC acquired the Delfield Division, Alco is obligated to indemnify Delfield for all losses to Delfield resulting from product liability claims relating to products manufactured by the Delfield Division prior to its acquisition by DFC. Alco has agreed that its indemnity applies to some of the actions arising out of the fire (including the action brought by the IAC) but not all of the actions.

Delfield believes that all of the actions arising from the IAC fire are covered by Alco's indemnity and that Delfield's insurance should cover any claims that are not covered by Alco's indemnity. Moreover, under the terms of the agreements pursuant to which the Company acquired Delfield and Whitlenge, the former shareholders of DFC and Whitlenge Acquisition Limited ("WAL"), an affiliate of DFC, are also required to indemnify the Company for up to $30 million in losses and expenses arising out of, among other things, suits, claims or proceedings arising out of the IAC fire.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last fiscal quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all executive officers of Scotsman, the period that each has held his position with the Company, and a brief account of each such officer's business experience during the past five years. Executive officers are appointed annually at a meeting of the Board of Directors of the Company held as soon as practicable after each annual meeting of the Company's shareholders. Officers of the Company are appointed to serve until the next annual election of officers and until their respective successors are chosen.


 NAME AND AGE                                    OFFICE AND EXPERIENCE
 ------------                                    ---------------------
 Richard C. Osborne, 51                        Mr.  Osborne  is  Chairman  of the  Board  and  has held  that
                                               position  since  May  1991.    He  is  also  President,  Chief
                                               Executive  Officer and a director  of the Company and has held those positions since April 1989.

 Emanuele Lanzani, 60                          Mr. Lanzani is an Executive Vice President  of the Company and
                                               has  held that  position since  April  1989.   He is  also the
                                               Managing Director, Frimont  and Castel  MAC.  Mr.  Lanzani has
                                               been Managing  Director of Castel MAC since its acquisition by a wholly-owned  subsidiary of  Household in  October 1985  and has been Managing Director of Frimont since 1968.

 Paolo Faenza, 55                              Mr.  Faenza is General Manager, Castel MAC,  and has held that position since 1986.

 Richard M. Holden, 44                         Mr. Holden  is Vice President-Human  Resources of the  Company
                                               and has held that position since January 1990.

 Donald D. Holmes, 57                          Mr.  Holmes is  Vice President-Finance  and  Secretary of  the
                                               Company and has held those positions since April 1989.

 NAME AND AGE                                    OFFICE AND EXPERIENCE
 ------------                                    ---------------------
 Christopher D. Hughes, 48                     Mr.  Hughes is  a Vice President  of the Company  and has held
                                               that  position since June 1994.   Mr. Hughes is also President
                                               of Booth and  has held  that position  since May  1994.   From
                                               1993 to May  1994, he  was Vice  President/General Manager  of
                                               the  Central  and  Western  Transit  Operations  of   Morrison
                                               Knudsen Corporation,  a division of Morrison Knudsen Corporation engaged in  the business  of assembling new and overhauling used passenger rail cars. From 1991 to  1993, Mr.  Hughes  was
                                               Vice  President  of  Operations  of  Scotsman  Ice Systems and
                                               Scotsman's  Glenco-Star  division.  From  1989 to 1991, he was
                                               President  of  Scotsman's   Halsey   Taylor/Consumer  Products
                                               Division.

 Kevin E. McCrone, 46                          Mr. McCrone is  a Vice President  of the Company and  has held
                                               that  position  since  April  1994.     Mr.  McCrone  is  also
                                               President and  Chief Executive  Officer of  Delfield  and  has
                                               held those positions since 1984.

 Gerardo Palmieri, 55                          Mr.  Palmieri  is Director-Sales  and Marketing,  Frimont, and
                                               has held that position since 1980.

 Randall C. Rossi, 43                          Mr. Rossi  is a  Vice President  of the  Company and has  held
                                               that  position  since  January  1995.     Mr.  Rossi  is  also
                                               President of Scotsman Ice  Systems and has held that  position
                                               since January 1995.   From January  1994 to  January 1995,  he
                                               was  an Executive  Vice  President  of Scotsman  Ice  Systems.
                                               From 1989  to January  1994, he was  Vice President-Sales  and
                                               Marketing of Scotsman Ice Systems.

 Michael de St. Paer, 49                       Mr.  de St. Paer  is a Vice President  of the  Company and has
                                               held that position since April 1994.  Mr. de St. Paer is  also
                                               Managing  Director of  Whitlenge and  has  held that  position since  April  1993.  From  June  1992  to  April  1993 he  was
                                               Assistant Managing  Director of  Whitlenge.   From 1991  until
                                               June  1992, he was the Managing Director and a Group Technical
                                               Director  of  Hartek GmbH,  a manufacturer of drink dispensing equipment in  Dirmany, and from 1990  to 1991, he was  a Group
                                               Technical Director of Hartek GmbH.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

The information contained in the table entitled "Common Stock" in the 1994 Annual Report and in Note 8 of the "Notes to Consolidated Financial Statements" in the 1994 Annual Report is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data contained in the table entitled "Five Year Summary" in the 1994 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1994 Annual Report are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Arthur Andersen LLP, independent public accountants, and the consolidated financial statements, together with the notes thereto (as set forth in the List of Financial Statements in Part IV, Item 14 (a) (1), below) in the 1994 Annual Report are incorporated herein by reference. The selected financial data contained in the table entitled "Selected Quarterly Financial Data" in the 1994 Annual Report are also incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on accounting and financial disclosures during 1994.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained in "Information Regarding Nominees and Directors" in the 1995 Proxy Statement is incorporated herein by reference. See also "Executive Officers of the Registrant," Part I, above.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation," "Options and Stock Appreciation Rights," "Pension Plan," "Executive Compensation and Severance Agreements, Including Change of Control Provisions," "Directors' Fees and Compensation" and "Proposal 2, Approval of Non-Employee Directors Stock Option Plan" in the 1995 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1995 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the sections entitled "Executive Compensation," "Executive Compensation and Severance Agreements, Including Change of Control
Provisions"   and "Other Agreements" in the 1995 Proxy Statement is
incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   LIST OF FINANCIAL STATEMENTS

The following financial statements, together with the report thereon of Arthur Andersen LLP dated February 7, 1995, appearing in the Company's 1994 Annual Report, are incorporated herein by reference.

Scotsman Industries, Inc. and Subsidiaries:

  Report of Independent Public Accountants

  Consolidated Statement of Income for each of the three years ended January 1, 1995, January 2, 1994, and January 3, 1993.

  Consolidated Balance Sheet as of January 1, 1995, and January 2, 1994.

  Consolidated Statement of Cash Flows for each of the three years ended January 1, 1995, January 2, 1994, and January 3, 1993.

  Consolidated Statement of Shareholders' Equity for each of the three years ended January 1, 1995, January 2, 1994, and January 3, 1993.

  Notes to Consolidated Financial Statements.

  Five Year Summary.

  Selected Quarterly Financial Data (Unaudited).

(A)(2)   LIST OF FINANCIAL STATEMENT SCHEDULES

  Report of Independent Public Accountants on Schedules.

  II -   Valuation and Qualifying Accounts


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
                                  June 21, 1991, File No. 0-10182).

         Exhibit 4        -       Rights Agreement dated as of April 14,  1989 between Scotsman Industries, Inc. and Harris Trust &
                                  Savings Bank (incorporated herein by reference to the Company's 8-K, dated April 25, 1989, File
                                  No. 0-10182), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to Scotsman Industries, Inc. Amendment No. 4 to General Form for Registration
                                  of Securities on Form 10/A, as filed with the Commission on January 27, 1994, File No. 0-10182).

         Exhibit 10.1     -       Reorganization and Distribution Agreement dated as of March 15, 1989 by and among Household
                                  International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc.
                                  (incorporated herein by reference to the Company's 8-K, dated April 25, 1989, File No. 0-10182).

         Exhibit 10.2     -       Tax Sharing Agreement dated as of March 15, 1989 among Household International, Inc., Eljer
                                  Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989, File No. 0-10182).

         Exhibit 10.3     -       Benefits and Labor Agreement dated as of March 15, 1989 among Household International, Inc., Eljer
                                  Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No. 0-10182).

         Exhibit 10.4     -       Reimbursement Agreement dated as of April 14, 1989 by and between Household International, Inc.
                                  and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No. 0-10182).

         Exhibit 10.5     -       Supplemental Reimbursement Agreement dated as of August 4, 1989 among Household International,
                                  Inc., Scotsman Industries, Inc. and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No. 0-10182), as amended by
                                  Amendment No. 1 thereto, dated as of September 20, 1993 (incorporated by reference to the
                                  Company's 10-Q for the quarter ended October 3, 1993).

         Exhibit 10.6     -       Credit Agreement among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein and The First National Bank of Chicago, as Agent, dated as of April 29,
                                  1994 (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994,
                                  File No. 0-10182).

         Exhibit 10.7     -       Amended and Restated Note Purchase Agreement dated as of April 29, 1994, as separately entered into among Scotsman Group Inc., Scotsman Industries, Inc., and each of the following:  Connecticut
                                  General Life Insurance Company, individually and for the account of one or more separate accounts,
                                  Cigna Property and Casualty Insurance Company, INA Life Insurance Company of New York, Life
                                  Insurance Company of North    America, Ohio National Life Assurance Corporation and Southern Farm
                                  Bureau Life Insurance Company (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994, File No. 0-10182).

         Exhibit 10.8     -       $5,000,000 Amended and Restated Promissory Note made as of April 29, 1994 by Scotsman Group Inc.
                                  to Comerica Bank-Illinois (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994,  File No. 0-10182).

         Exhibit 10.9     -       Reimbursement Agreement, dated March 1, 1988, among Household Manufacturing, Inc., King-Seeley
                                  Thermos Co. and the National Westminster Bank PLC, as amended by the Amendments dated as of April
                                  14, 1989, December 12, 1989, June 26, 1992, November 20, 1992, March 17, 1993, among Scotsman
                                  Group Inc., Scotsman Industries, Inc. and PNC Bank (formerly Pittsburgh National Bank)
                                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended


                                  January 3, 1993, File No. 0-10182) and the Amendment, dated April 29, 1994, among Scotsman Group
                                  Inc., Scotsman Industries, Inc. and The Bank of Nova Scotia (incorporated by reference to the
                                  Company's 10-Q for the quarter ended April 3, 1994, File No. 0-10182).

         Exhibit 10.10    -       ISDA Master Agreement, dated as of May 19, 1994, including the Schedule thereto, dated as of May
                                  19, 1994, and an Amended Confirmation, dated June 6, 1994, between Bank of America Illinois
                                  (formerly known as Continental Bank) and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended October 2, 1994, File No. 0-10182).

         Exhibit 10.11    -       ISDA Master Agreement, dated as of March 3, 1994, including the Schedule and Amended
                                  Confirmation (2) thereto, between The First National Bank of Chicago and Scotsman Group Inc.

         Exhibit 10.12*   -       Long-Term Executive Incentive Compensation Plan of Scotsman Industries, Inc., as amended May 21,
                                  1992 (incorporated herein by reference to the Company's 10-Q for the quarter ended June 28, 1992,
                                  File No. 0-10182).

         Exhibit 10.13*   -       Scotsman Industries, Inc., Executive Incentive Compensation Program, Plans AA, A-1 and A-2
                                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 30,
                                  1990, File No. 0-10182) and B-2 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991, File No. 0-10182).

         Exhibit 10.14*   -       Scotsman Group Inc. Supplemental Tax Reduction Investment Plan, dated as of April 14, 1989
                                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 30,
                                  1990, File No. 0-10182).

         Exhibit 10.15*   -       Employment Agreement dated September 16, 1991 between Scotsman Group, Inc. and Richard C. Osborne
                                  (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991,
                                  File No. 0-10182).

         Exhibit 10.16*   -       Employment Agreement dated September 16, 1991 between Scotsman Group, Inc. and Emanuele Lanzani
                                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29,
                                  1991, File No. 0-10182).

         Exhibit 10.17*   -       Employment Agreement dated September 16, 1991 between Scotsman Group, Inc. and Donald D. Holmes
                                  (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991,
                                  File No. 0-10182).

         Exhibit 10.18*   -       Executive Severance Agreement dated as of September 16, 1991 between Richard C. Osborne and
                                  Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991, File No. 0-10182), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated  herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994, File No. 0-10182).

         Exhibit 10.19*   -       Executive Severance Agreement dated as of September 16, 1991 between Emanuele Lanzani and
                                  Frimont S.p.A (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                  December 29, 1991, File No. 0-10182), as amended by Amendment No. 1 thereto, dated as of January
                                  11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January
                                  2, 1994, File No. 0-10182).

         Exhibit 10.20*   -       Executive Severance Agreement dated as of September 16, 1991 between Donald D. Holmes and
                                  Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended
                                  September 29, 1991, File No. 0-10182), as amended by Amendment No. 1 thereto, dated as of
                                  January 11, 1994, between Donald D. Holmes and Scotsman Group, Inc (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994, File No. 0-10182).

         Exhibit 10.21*   -       Retirement Program for Emanuele Lanzani of Frimont, S.p.A., Subsidiary of King-Seeley Thermos Co.
                                  dated July 25, 1984 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No. 0-10182).

         Exhibit 10.22    -       Agreement dated March 27, 1981 by and between Emanuele Lanzani and King-Seeley Thermos Co. and
                                  Frimont, S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                  December 31, 1989, File No. 0-10182), as amended by the Amendment dated March 20, 1990
                                  (incorporated herein by reference to the Company's 10-Q for the quarter ended September 30, 1990,
                                  File No. 0-10182).

         Exhibit 10.23    -       Industrial Building Lease Agreement dated September 21, 1988 by and between American National
                                  Bank and Trust Company of Chicago, as Trustee under Trust Agreement No. 64661 dated June 17, 1985, and Household Manufacturing, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989, File No. 0-10182).

         Exhibit 10.24    -       Lease and Purchase Option dated August 21, 1986 by and between Jerome P. Heilweil and Flora P.
                                  Heilweil and  Household Manufacturing, Inc. (incorporated herein by referenced to the Company's
                                  10-K for the fiscal year ended December 31, 1989, File No. 0-10182).



         Exhibit 10.25    -       Lease Agreement, dated as of April 16, 1993, by and between the Western and Southern Life
                                  Insurance Company and Booth, Inc. together with the related Guaranty by Scotsman Group Inc. dated
                                  as of April 8, 1993   (incorporated herein by reference to the Company's 10-Q for the quarter ended October 2, 1993, File No. 0- 10182).

         Exhibit 10.26    -       First Amendment to the Lease Agreement, dated October 27, 1993, by and between the Western and
                                  Southern Life Insurance Company and Booth, Inc.

         Exhibit 10.27    -       Second Amendment to the Lease Agreement, dated December 3, 1993, by and between the Western and
                                  Southern Life Insurance Company and Booth, Inc.

         Exhibit 10.28    -       Purchase Agreement between Glenco Holdings Inc. and Scotsman Group Inc., dated as of September
                                  23, 1992 (incorporated herein by reference to the Company's 8-K, dated September 28, 1992, File
                                  No. 0-10182).

         Exhibit 10.29    -       Agreement and Plan of Merger, dated as of January 11, 1994, among Scotsman Industries, Inc.,
                                  Scotsman Acquisition Corporation, DFC Holding Corporation, The Delfield Company, Onex Corporation,
                                  Onex DHC LLC, Pacific Mutual Life Insurance Co., PM Group Life Insurance Co., EJJM, Matthew O.
                                  Diggs, Jr., Timothy C. Collins, W. Joseph Manifold, Charles R. McCollom, Anita J. Moffatt
                                  Trust, Anita J. Moffatt, Remo Panella, Teddy F. Reed, Robert L. Schafer, Graham E. Tillotson, John
                                  A. Tilmann Trust, John A. Tilmann, Kevin E. McCrone, Michael P. McCrone, Ronald A. Anderson and
                                  Continental Bank N.A. (incorporated by reference herein to the Company's 8-K, dated January 13,
                                  1994, File No. 0-10182), as amended by the First Amendment thereto, dated as of March 17, 1994
                                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994,
                                  File No. 0-10182).

         Exhibit 10.30    -       Share Acquisition Agreement, dated as of January 11, 1994, among Scotsman Industries, Inc.,
                                  Whitlenge Acquisition Limited, Whitlenge Drink Equipment Limited, Timothy C. Collins, Graham F.
                                  Cook, Christopher R.L. Wheeler, Michael de St. Paer and John Rushton (incorporated by reference herein to the Company's 8-K, dated January 13, 1994, File No. 0-10182), as amended by the First Amendment thereto, dated as of March 17, 1994 (incorporated herein by reference to the
                                  Company's 10-K for the fiscal year ended January 2, 1994, File No. 0-10182).

         Exhibit 13       -       Those portions of Scotsman's 1994 Annual Report to Shareholders which are incorporated by reference under Part I, Item 1, "Financial Information about Foreign and Domestic Operations," and
                                  Part II, Items 5, 6, 7, and 8 of the Form 10-K, consisting of "Management's Discussion and
                                  Analysis of Financial Condition and   Results of


                                  Operations," the report of Arthur Andersen LLP and the consolidated financial statements, together with the notes thereto (as set forth  in the list of financial statements under Item 14(a)(1)),
                                  "Five Year Summary," "Selected Quarterly Financial Data" and "Common Stock."

         Exhibit 21       -       List of Subsidiaries.

         Exhibit 23       -       Consent of Arthur Andersen LLP.

         Exhibit 27       -       Article 5 Financial Data Schedule for the Fiscal Year Ended January 1, 1995.

         Copies of the exhibits referred to above will be furnished to shareholders upon written request at a cost of fifteen cents per page. Requests should be made to Scotsman Industries, Inc. 775 Corporate Woods Parkway, Vernon Hills, Illinois 60061, Attention: Donald D. Holmes, Secretary.

(B)      REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the quarterly period ended January 1, 1995.

(C)      EXHIBITS

The exhibits required under this Item 14(c) are filed as a separate section of this report.

(D)      FINANCIAL STATEMENT SCHEDULES

See pages 23 through 24 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1995                     SCOTSMAN INDUSTRIES, INC.


                                        BY:  /s/ R. C. Osborne
                                             ----------------------------------
                                                  R.C. Osborne,
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Scotsman and in the capacities and on the dates indicated.

              Signature                                Title                                 Date
              ---------                                -----                                 ----
 /s/ R. C. Osborne                ,   Chairman of the Board, President,                        March 29, 1995
 ---------------------------------    Chief Executive Officer & Director
 (R.C. Osborne)                       (Principal Executive Officer)

 /s/ D. C. Clark                  ,   Director                                                 March 29, 1995
 ---------------------------------
 (D.C. Clark)


 /s/ T. C. Collins                ,   Director                                                 March 29, 1995
 ---------------------------------
 (T.C. Collins)


 /s/ F. W. Considine              ,   Director                                                 March 29, 1995
 ---------------------------------
 (F.W. Considine)


 /s/ M.O. Diggs, Jr.              ,   Director                                                 March 29, 1995
 ---------------------------------
 (M.O. Diggs, Jr.)


 /s/ G.D. Kennedy                 ,   Director                                                 March 29, 1995
 ---------------------------------
 (G.D. Kennedy)

 /s/ J.J. O'Connor                ,   Director                                                 March 29, 1995
 ---------------------------------
 (J.J. O'Connor)


 /s/ R. G. Rettig                 ,   Director                                                 March 29, 1995
 ---------------------------------
 (R.G. Rettig)


 /s/ D. D. Holmes                 ,   Vice President-Finance and Secretary                     March 29, 1995
 ---------------------------------    (Principal Financial & Accounting
 D. D. Holmes                         Officer)

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Scotsman Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Scotsman Industries, Inc.'s 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in accounting for post-retirement benefits other than pensions, post-employment expenses and income taxes effective January 4, 1993, as discussed in Note 11 and Note 12 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
February 7, 1995

                           SCOTSMAN INDUSTRIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                       Additions
                                              ---------------------------
                                              Charged          Charged
                           Balance at           to               to                              Balance
                            Beginning         Costs/            Other                            at End
                           of Period         Expenses         Accounts        Deductions        of Period
                           ---------        ----------        --------        ----------        ----------
1992 -
Accounts Receivable
  Reserves                     $1,604           $  423           $(417)          $  (350)          $1,260
                               ======           ======           =====           =======           ======
1993 -
Accounts Receivable
  Reserves                     $1,260           $  453           $ 103           $  (268)          $1,548
                               ======           ======           =====           =======           ======
1994 -
Accounts Receivable
  Reserves                     $1,548           $  430           $ 716           $  (398)          $2,296
                               ======           ======           =====           =======           ======

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

      3.2         By-Laws of  the Company, as  amended (incorporated herein  by reference  to the Company's 8-K, dated June 21, 1991, File No. 0-10182).

       4          Rights  Agreement dated as of April  14,  1989 between Scotsman Industries,
                  Inc. and Harris  Trust & Savings Bank (incorporated  herein by reference to the Company's 8-K, dated April 25, 1989,  File No. 0-10182), as amended  by
                  Amendment No. 1 thereto, dated as of January 11,  1994 (incorporated herein by reference to  Scotsman Industries, Inc. Amendment No. 4  to General Form
                  for Registration of Securities on  Form 10/A, as filed with the  Commission on January 27, 1994, File No. 0-10182).

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


     Exhibit                                                                                         Page Number
     Number                                       Description                                        of Exhibit
     ------                                       -----------                                        ----------
      10.6        Credit  Agreement among  Scotsman Group  Inc. and  the other  parties named therein, as  Borrowers, the Lenders  named therein and  The First  National
                  Bank  of Chicago, as Agent, dated as of April 29, 1994 (incorporated herein by reference  to the Company's 10-Q  for the quarter  ended April 3,  1994,
                  File No. 0-10182).

      10.7        Amended  and Restated Note  Purchase Agreement dated as  of April 29, 1994, as separately entered into among  Scotsman Group Inc., Scotsman Industries,
                  Inc.,  and each  of  the  following:   Connecticut General  Life  Insurance
                  Company,  individually  and  for  the  account  of  one  or  more  separate
                  accounts,  Cigna   Property  and  Casualty  Insurance   Company,  INA  Life
                  Insurance Company  of New York,  Life Insurance Company  of North  America,
                  Ohio  National Life  Assurance Corporation  and Southern  Farm  Bureau Life
                  Insurance  Company (incorporated herein by reference  to the Company's 10-Q for the quarter ended April 3, 1994, File No. 0-10182).

      10.8        $5,000,000 Amended and Restated  Promissory Note made as of  April 29, 1994 by Scotsman  Group Inc. to Comerica  Bank-Illinois (incorporated herein  by reference to the  Company's 10-Q for the quarter  ended April 3, 1994, File
                  No. 0-10182).

      10.9        Reimbursement   Agreement,   dated   March   1,   1988,   among   Household
                  Manufacturing, Inc.,  King-Seeley Thermos Co. and  the National Westminster
                  Bank  PLC,  as amended  by  the  Amendments dated  as  of  April 14,  1989,
                  December 12, 1989, June 26, 1992, November 20, 1992,  March 17, 1993, among
                  Scotsman Group Inc.,  Scotsman  Industries,  Inc.  and  PNC  Bank (formerly
                  Pittsburgh  National  Bank)   (incorporated  herein  by  reference  to  the
                  Company's  10-K for the fiscal year ended January 3, 1993, File No. 0-0182)
                  and  the  Amendment,   dated  April 29, 1994   among  Scotsman  Group Inc.,
                  Scotsman  Industries,  Inc.  and  The Bank of Nova Scotia (incorporated  by reference  to the Company's  10-Q for the quarter ended April 3, 1994, File
                  No. 0-10182).

      10.10       ISDA Master  Agreement, dated as  of May  19, 1994, including  the Schedule thereto, dated as of May  19, 1994, and an Amended Confirmation, dated June
                  6,  1994, between Bank  of America Illinois (formerly  known as Continental
                  Bank)  and Scotsman  Group Inc.  (incorporated herein  by reference  to the
                  Company's 10-Q for the quarter ended October 2, 1994, File No. 0-10182).

      10.11       ISDA Master Agreement,  dated as of March  3, 1994, including  the Schedule and  Amended Confirmation (2)  thereto, between The First  National Bank of
                  Chicago and Scotsman Group Inc.


     Exhibit                                                                                          Page Number
     Number                                       Description                                          of Exhibit
     ------                                       -----------                                          ----------
      10.12       Long-Term  Executive  Incentive Compensation  Plan of  Scotsman Industries,
                  Inc., as  amended May  21, 1992  (incorporated herein  by reference  to the
                  Company's 10-Q for the quarter ended June 28, 1992, File No. 0-10182).

      10.13       Scotsman Industries, Inc., Executive Incentive  Compensation Program, Plans
                  AA, A-1 and  A-2 (incorporated herein  by reference  to the Company's  10-K for the  fiscal year  ended December 30,  1990, File No.  0-10182) and  B-2
                  (incorporated  herein by  reference to  the Company's  10-K for  the fiscal year ended December 29, 1991, File No. 0-10182).

      10.14       Scotsman Group  Inc. Supplemental Tax  Reduction Investment  Plan, dated as of April 14, 1989 (incorporated  herein by reference to the  Company's 10-K for the fiscal year ended December 30, 1990, File No. 0-10182).

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

      10.18       Executive  Severance  Agreement dated  as  of  September  16, 1991  between
                  Richard  C.  Osborne  and  Scotsman  Group,  Inc.  (incorporated herein  by reference to the Company's 10-Q  for the quarter ended September  29, 1991,
                  File  No. 0-10182),  as amended  by Amendment  No. 1  thereto, dated  as of
                  January  11, 1994 (incorporated  herein by reference to  the Company's 10-K for the fiscal year ended January 2, 1994, File No. 0-10182).

      10.19       Executive  Severance  Agreement  dated as  of  September  16, 1991  between
                  Emanuele Lanzani  and Frimont  S.p.A (incorporated  herein by reference  to the Company's  10-K for the fiscal  year ended December 29,  1991, File No.
                  0-10182), as  amended by Amendment No.  1 thereto, dated as  of January 11,
                  1994  (incorporated herein  by  reference  to the  Company's 10-K  for  the fiscal year ended January 2, 1994, File No. 0-10182).


     Exhibit                                                                                          Page Number
     Number                                       Description                                          of Exhibit
     ------                                       -----------                                          ----------
      10.20       Executive  Severance  Agreement dated  as  of  September 16,  1991  between
                  Donald D. Holmes and Scotsman Group Inc. (incorporated herein by  reference to the  Company's 10-Q for the  quarter ended September 29,  1991, File No.
                  0-10182), as  amended by Amendment No.  1 thereto, dated as  of January 11,
                  1994,  between Donald  D.  Holmes  and Scotsman  Group,  Inc  (incorporated herein  by  reference to  the  Company's  10-K for  the  fiscal year  ended
                  January 2, 1994, File No. 0-10182).

     10.21        Retirement Program for Emanuele Lanzani  of Frimont, S.p.A., Subsidiary  of
                  King-Seeley  Thermos  Co. dated  July  25,  1984  (incorporated  herein  by reference to  the Company's 10-K  for the  fiscal year  ended December  31,
                  1989, File No. 0-10182).

      10.22       Agreement  dated March 27,  1981 by and between  Emanuele Lanzani and King-
                  Seeley Thermos Co.  and Frimont,  S.p.A. (incorporated herein by  reference to the  Company's 10-K for  the fiscal year  ended December  31, 1989, File
                  No.   0-10182),  as  amended   by  the  Amendment  dated   March  20,  1990
                  (incorporated herein  by reference to  the Company's 10-Q  for the  quarter ended September 30, 1990, File No. 0-10182).

      10.23       Industrial  Building  Lease  Agreement  dated  September  21,  1988  by and between American  National Bank and  Trust Company of  Chicago, as  Trustee
                  under  Trust  Agreement No.  64661  dated  June  17,  1985,  and  Household
                  Manufacturing, Inc. (incorporated herein  by reference to the Company's 10-
                  K for the fiscal year ended December 31, 1989, File No. 0-10182).

      10.24       Lease and  Purchase Option dated August  21, 1986 by and  between Jerome P.
                  Heilweil  and   Flora  P.   Heilweil  and  Household   Manufacturing,  Inc.
                  (incorporated herein  by referenced to  the Company's 10-K  for the  fiscal year ended December 31, 1989, File No. 0-10182).

      10.25       Lease  Agreement, dated as  of April  16, 1993, by and  between the Western and Southern  Life Insurance  Company  and Booth,  Inc. together  with  the related Guaranty  by  Scotsman  Group  Inc.  dated  as  of  April  8,  1993
                  (incorporated herein  by reference to  the Company's 10-Q  for the  quarter ended October 2, 1993, File No. 0-10182).

      10.26       First Amendment  to the  Lease Agreement,  dated October  27, 1993, by  and between the Western and Southern Life Insurance Company and Booth, Inc.



     Exhibit                                                                                          Page Number
     Number                                       Description                                         of Exhibit
     ------                                       -----------                                         ----------
      10.27       Second  Amendment to the  Lease Agreement, dated  December 3, 1993,  by and between the Western and Southern Life Insurance Company and Booth, Inc.

      10.28       Purchase Agreement between Glenco  Holdings Inc. and  Scotsman Group  Inc., dated  as of September  23, 1992  (incorporated herein by  reference to the
                  Company's 8-K, dated September 28, 1992, File No. 0-10182).

      10.29       Agreement  and Plan of Merger, dated as of January 11, 1994, among Scotsman
                  Industries,   Inc.,   Scotsman   Acquisition   Corporation,   DFC   Holding
                  Corporation,  The Delfield Company, Onex Corporation, Onex DHC LLC, Pacific
                  Mutual Life  Insurance Co., PM Group  Life Insurance Co.,  EJJM, Matthew O.
                  Diggs,  Jr., Timothy C.  Collins, W. Joseph Manifold,  Charles R. McCollom,
                  Anita  J. Moffatt  Trust, Anita J.  Moffatt, Remo  Panella, Teddy  F. Reed,
                  Robert  L. Schafer,  Graham E.  Tillotson, John A.  Tilmann Trust,  John A.
                  Tilmann, Kevin  E. McCrone,  Michael  P. McCrone,  Ronald A.  Anderson  and
                  Continental Bank  N.A. (incorporated by  reference herein  to the Company's
                  8-K,  dated January 13,  1994, File  No. 0-10182), as amended  by the First
                  Amendment thereto,  dated as  of  March 17,  1994 (incorporated  herein  by reference to the Company's 10-K  for the fiscal year ended January 2, 1994,
                  File No. 0-10182).

      10.30       Share Acquisition Agreement,  dated as of January 11, 1994,  among Scotsman
                  Industries,  Inc., Whitlenge Acquisition Limited, Whitlenge Drink Equipment
                  Limited,  Timothy C.  Collins, Graham  F.  Cook, Christopher  R.L. Wheeler,
                  Michael de St. Paer and John  Rushton (incorporated by reference herein  to the Company's 8-K,  dated January 13, 1994,  File No. 0-10182), as  amended by the  First Amendment thereto,  dated as of March  17, 1994 (incorporated herein by  reference  to  the Company's  10-K  for  the fiscal  year  ended
                  January 2, 1994, File No. 0-10182).

       13         Those portions of  Scotsman's 1994 Annual Report to Shareholders  which are incorporated  by reference  under  Part I,  Item 1,  "Financial Information about Foreign and Domestic Operations," and  Part II, Items 5, 6, 7, and  8
                  of  the Form 10-K,  consisting of "Management's Discussion  and Analysis of
                  Financial  Condition  and Results  of  Operations,"  the report  of  Arthur
                  Andersen LLP and  the consolidated financial statements, together  with the notes  thereto (as set forth in the list of financial statements under Item
                  14(a)(1)),  "Five Year  Summary," "Selected  Quarterly Financial  Data" and
                  "Common Stock."

       21         List of Subsidiaries.


     Exhibit                                                                                          Page Number
     Number                                       Description                                         of Exhibit
     ------                                       -----------                                         ----------
       23         Consent of Arthur Andersen LLP.
       27         Article  5 Financial  Data Schedule  for the  Fiscal Year  Ended January 1,
                  1995.