Form 10-Q
period 1995-04-02
SCOTSMAN INDUSTRIES INC
filed 1995-05-16
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended
                             April 2, 1995


     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                                   Commission file number  0-10182
                                                           -------

                       Scotsman Industries, Inc.
       --------------------------------------------------------
        (Exact name of registrant as specified in its charter)

    Delaware                           36-3635892
- -------------------------     ------------------------------------
 (State of Incorporation)     (I.R.S. Employer Identification No.)

775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
- -----------------------------------------------------------
(Address of principal executive offices)        (Zip code)

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

     Yes    x       No
          -----        ----

At May 9, 1995 there were 8,943,020 shares of registrant's common stock outstanding.

                        SCOTSMAN INDUSTRIES, INC.

                               FORM 10-Q

                             April 2, 1995


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

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

     PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements


                       SCOTSMAN INDUSTRIES, INC.
                     CONDENSED STATEMENT OF INCOME
                              (Unaudited)
                (In thousands, except per share amount)


                                            For the Three
                                            Months Ended
                                    -------------------------
                                    April 2,         April 3,
                                     1995             1994
                                    --------         --------

Net sales                            $76,074         $37,986

Cost of sales                         55,874          26,800
                                     -------         -------

        Gross profit                 $20,200         $11,186

Selling and administrative expenses   13,223           7,476
                                     -------         -------

Income from operations               $ 6,977         $ 3,710

Interest expense, net                  1,577             907
                                     -------        --------

Income before income taxes           $ 5,400         $ 2,803

Income taxes                           2,570           1,259
                                     -------         -------

Net income                           $ 2,830         $ 1,544

Preferred stock dividends                310               -
                                     -------         --------
Net income available
  to common shareholders             $ 2,520         $ 1,544
                                     =======         =======
Net income per share (i):
  Primary                            $  0.29         $  0.22
                                     =======         =======
  Fully diluted                      $  0.27         $  0.22
                                     =======         =======

     PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements





CONDENSED STATEMENT OF INCOME - continued


(i) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 8,565,289 and 7,136,085, respectively.

     The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully diluted calculation for the three months ended April 2, 1995 was 10,640,578.




See notes to unaudited condensed financial statements.

                       SCOTSMAN INDUSTRIES, INC.
                        CONDENSED BALANCE SHEET
                            (In thousands)

                                              April 2,    January 1,
               A S S E T S                      1995         1995
                                              --------    ----------
                                              (unaudited)
CURRENT ASSETS:
  Cash and temporary cash investments        $ 11,172     $  9,770
  Trade accounts receivable, net of
    reserves of $2,367 and $2,296              54,588       50,102
  Inventories                                  52,628       48,613
  Deferred income taxes                         4,480        4,642
  Other current assets                          3,707        3,255
                                             --------     --------
     Total current assets                    $126,575     $116,382

PROPERTIES AND EQUIPMENT, net of
  accumulated depreciation of $32,402
  and $31,816                                  41,319       40,657

COST OF INVESTMENTS IN ACQUIRED BUSINESSES
  IN EXCESS OF THE FAIR VALUE OF NET
  ASSETS AT ACQUISITION, net                   95,912       84,038

OTHER NONCURRENT ASSETS                         3,448        3,714
                                             --------     --------
                                             $267,254     $244,791
                                             ========     ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt and current maturities
    of long-term debt and capitalized
    lease obligations                       $  3,693     $  3,030
  Trade accounts payable                      28,757       24,290
  Accrued income taxes                         6,251        4,173
  Deferred income taxes                          288          288
  Accrued expenses                            27,737       30,036
                                            --------     --------
     Total current liabilities              $ 66,726     $ 61,817

LONG-TERM DEBT AND CAPITALIZED LEASE
  OBLIGATIONS                                 88,134       85,161

DEFERRED INCOME TAXES                          2,931        2,917

OTHER NONCURRENT LIABILITIES                   8,769        8,433
                                            --------     --------
    Total liabilities                       $166,560     $158,328
                                            ========     ========

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value               $   913     $    846
  Preferred stock, $1.00 par value             2,000        2,000
  Additional paid in capital                  70,175       58,085
  Retained earnings                           34,255       31,959
  Deferred compensation and
    unrecognized pension cost                    (23)         (53)
  Foreign currency translation adjustments    (5,283)      (5,031)
  Less:  Common stock held in treasury        (1,343)      (1,343)
                                            --------     --------
     Total Shareholders' Equity             $100,694     $ 86,463
                                            --------     --------
                                            $267,254     $244,791
                                            ========     ========

See notes to unaudited condensed financial statements.

                      SCOTSMAN INDUSTRIES, INC.
                   CONDENSED STATEMENT OF CASH FLOWS
                              (Unaudited)
                            (In Thousands)
                                                   For the Three
                                                   Months Ended
                                               --------------------

                                               April 2,     April 3,
                                                 1995        1994
                                               --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                $  2,830      $  1,544
   Adjustments to reconcile net income to
     net cash provided by operating activities-
       Depreciation and amortization            1,824           894
     Change in assets and liabilities-
       Trade accounts receivable               (5,126)      (5,766)
       Inventories                             (4,412)        (435)
       Trade accounts payable and other
         liabilities                            5,088        1,066
       Other, net                                (146)        (879)
                                              -------       ------
     Net cash provided by (used in)
       operating activities                  $     58     $ (3,576)
                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in properties and equipment    $ (2,043)    $   (586)
   Proceeds from disposal of property,
      plant and equipment                          47            6
                                             --------     --------
   Net cash used in investing activities     $ (1,996)    $   (580)
                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term debt
     and capitalized lease obligations       $    (55)    $    (26)
     Issuance of long-term debt                 3,000            -
     Dividends paid to shareholders              (517)        (175)
     Short-term debt, net                         694          525
                                             --------     --------

    Net cash provided by financing
       activities                            $  3,122     $    324
                                             --------     --------
    Effect of exchange rate changes on
     cash and temporary cash investments          218           39

NET DECREASE IN CASH AND TEMPORARY CASH
   INVESTMENTS                               $  1,402     $ (3,793)

CASH AND TEMPORARY CASH INVESTMENTS, beginning
   of period                                    9,770        8,462

CASH AND TEMPORARY CASH INVESTMENTS,         --------     --------
  end of period                              $ 11,172     $  4,669
                                             ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                 $  1,115       $    136
                                             ========       ========
    Income taxes                             $  1,344       $    722
                                             ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Investment in properties and equipment
    through issuance of capitalized lease
    obligations                              $    (32)      $      -
                                             ========       ========
  Issuance of common stock for acquisition   $(12,089)      $      -
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

All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended January 1, 1995, appearing in the Company's 1994 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the aforementioned Annual Report.

(2) INVENTORIES:

Inventories consisted of the following (in thousands):

                              April 2,       January 1,
                                1995            1995
                              --------       ---------

     Finished goods           $22,811         $19,450
     Work-in-process            9,823           9,805
     Raw materials             19,994          19,358
                              -------         -------
          Total inventories   $52,628         $48,613
                              =======         =======

(3) CONTINGENCIES:


On March 26, 1993, Remcor Products Company ("Remcor") filed a lawsuit against the Company's subsidiaries, Scotsman Group Inc. and Booth, Inc., in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by Scotsman Group and Booth infringe a patent owned by Remcor relating to a cold plate system. The Complaint seeks compensatory damages, treble damages for willful infringement, prejudgment interest and attorneys' fees, and also a permanent injunction from further alleged acts of infringement.

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

The court has set a trial date of June 5, 1995. Discovery in this case has been completed, except for any discovery directed to the updating of Remcor's damages claim to account for sales occurring during 1994 and 1995.

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

(4)  ACQUISITION OF DELFIELD AND WHITLENGE:


On April 29, 1994, the Company completed the acquisition of The
Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge") for approximately $69.3 million in a combination of cash, preferred stock and common stock.

The method of accounting which was used for the combination was the purchase method. Allocation of the purchase price has not been finalized; however, it is expected to be completed within the second quarter of 1995. The acquisition price included: i) $30.4 million in cash, ii) 1.2 million shares of Scotsman common stock (with a market value of $16.5 million on the acquisition date) and iii) 2.0 million shares of Series A $0.62 cumulative convertible preferred stock, with an aggregate liquidation preference of $22.5 million and which are convertible into 1,525,393 shares of common stock. In addition, the acquisition price also included 667,000 shares of additional common stock which were issued on March 17, 1995, based on Delfield and Whitlenge having achieved a specified level of earnings before interest, income taxes, depreciation and amortization for the fiscal year 1994. Such shares had an aggregate market value of $12.1 million on the date of issuance. The Company also assumed $35 million of Delfield and Whitlenge debt as a result of the acquisitions. The preliminary amount of goodwill as a result of these acquisitions, including the issuance of the additional 667,000 shares, was $85.8 million, which will be amortized over 40 years using the straight-line method.

Delfield, headquartered in Mt. Pleasant, Michigan, manufactures and sells refrigerated foodservice equipment, primarily in the United
States. Whitlenge, located near Birmingham, England, manufactures and sells drink dispensing equipment in Western Europe.

Restating the Company's first quarter 1994 results to reflect the acquisition as if it took place as of the first day of fiscal year 1994 would have resulted in unaudited pro forma net sales of $66.9 million and net income before extraordinary item and cumulative effect of accounting changes of $2.4 million, or 23 cents per share (including the dilutive impact of the additional common and convertible preferred shares issued in April of 1994 and the contingent shares). Pro forma results are based on assumptions and estimates and are not necessarily indicative of the results of operations of the Company as they might have been had the transaction occurred as discussed above.

                     SCOTSMAN INDUSTRIES, INC.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Results of Operations

The Company reported record first quarter sales and earnings in 1995 which were driven primarily by the financial results of the newly acquired businesses, Delfield and Whitlenge, and by the strengthening European markets.

Net sales for the first quarter of 1995 were $76.1 million, up $38.1 million or 100 percent from sales of $38.0 million for the first quarter of 1994. Delfield and Whitlenge contributed 83 percent of this first quarter sales increase over the first quarter of the prior year. Net income for the first quarter of 1995 was $2.8 million, up $1.3 million or 83 percent compared to the first quarter of 1994. Changes in foreign exchange rates did not have a significant impact on the comparison of the results of operations between the first quarter of 1995 and the first quarter of 1994.

Results for the current year reflect the April 29, 1994, acquisitions
of Delfield and Whitlenge.   In comparison to prior year pro forma
results, assuming the acquisitions of Delfield and Whitlenge had taken place on January 2, 1994, fully-diluted earnings per share for the first quarter 1995 would have been up 17 percent (27 cents versus 23 cents) on a 14 percent increase in sales ($76.1 million versus $66.9 million) and a 16 percent increase in net income ($2.8 million versus $2.4 million).

Scotsman's worldwide ice machine sales, representing 49 percent of the Company's sales for the first quarter of 1995, were up 16 percent in U.S. dollars compared with the first quarter of 1994. The Company's worldwide ice machine sales were up due to strong recovery in the Western European markets, and continuing growth in the domestic market.

First quarter 1995 sales of beverage dispensing equipment, representing approximately 13 percent of the Company's sales for the quarter, more than doubled compared to the first quarter of 1994 due to the inclusion of Whitlenge in 1995 results. On a pro forma basis, drink dispensing sales were up 11 percent, primarily due to increased European sales.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations - continued


Sales of food preparation and storage equipment, representing approximately 38 percent of the Company's sales for the first quarter of 1995, including Delfield sales and the European bakery and refrigeration products, were up 12 percent on a pro forma basis compared to the first quarter of 1994. Delfield's strong sales gains through its dealer network and increases at most national accounts more than offset lower sales to two significant customers resulting from their internal restructuring.

The Company's gross profit increased by $9.0 million compared with the first quarter of 1994; however, gross profit margin decreased 2.8 points, from 29.4 to 26.6 percent of sales. This decrease was primarily attributable to higher raw material costs and the impact of the historically lower gross profit margins at Delfield.

Selling and administrative expenses increased by $5.7 million when compared to the first quarter of 1994 but, as a percentage of sales, decreased from 19.7 percent to 17.4 percent. The percentage decline was primarily attributable to Delfield and Whitlenge which have historically lower ratios of selling and administrative expenses to sales, along with lower domestic litigation expenses.

Interest expense, net, increased by $0.7 million or 74 percent when compared to the prior year's first quarter, primarily the result of the increased domestic borrowings resulting from the financing of the acquisitions of Delfield and Whitlenge in April 1994, along with, to a smaller extent, higher domestic interest rates during 1995.

The Company's overall tax rate for the first quarter of 1995 was 48 percent, compared with 45 percent for the prior-year period. This higher rate is primarily attributable to a greater percentage of earnings from higher taxed foreign operations and also the impact of non-tax deductible goodwill as a result of the acquisitions of Delfield and Whitlenge.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



Financial Condition


Cash and temporary cash investments increased by $1.4 million from December of 1994 reflecting higher cash balances at the Company's foreign subsidiaries. Excluding the foreign exchange impact on inventory, inventory increased by $4.4 million from December of 1994, which reflects normal seasonal activity in anticipation of the Company's major selling season. Excluding the impact of changes in foreign exchange rates, accounts receivable was $5.1 million higher than December 1994 primarily resulting from the sales increase when comparing the first quarter of 1995 to the fourth quarter of 1994. Excluding the impact of changes in foreign exchange rates, trade accounts payable was $4.9 million higher than December 1994 which also reflects the increased inventory purchases.

Goodwill was also higher than December of 1994 reflecting the issuance in March 1995 of common shares as additional purchase price for the Delfield and Whitlenge acquisitions which is discussed in Note 4 of Notes to the Condensed Consolidated Financial Statements. Shareholders' equity also increased $14.2 million from December 1994 primarily as a result of this share issuance, along with net income for the first quarter of 1995. These increases were partially offset by dividends to shareholders and a reduction due to changes in accumulated translation adjustments.

The debt-to-capital ratio at March 1995 was 48 percent compared with 50 percent at December 1994 and compared with 55 percent at June 1994 (the quarter in which Delfield and Whitlenge were acquired by the Company).

On February 16, 1995 the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to shareholders of record on March 31, 1995.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

LITIGATION RELATING TO THE GLENCO STAR LEASE.  On July 1, 1993, Jerome
P. and Flora P. Heilweil, as landlord of the facility which housed the Company's former Glenco Star division, filed suit against the Company's subsidiary, Scotsman Group Inc. ("SGI"), and Glenco Star Corporation ("Glenco Star") in the United States District Court for the Eastern District of Pennsylvania in connection with certain disputes arising out of the lease of that facility. On August 4, 1994, Glenco Holdings, Inc. ("Glenco Holdings"), the purchaser of the Glenco Star business, and James E. Ferrell, a principal stockholder of Glenco Holdings, filed suit against SGI and Boatmen's First National Bank of Kansas City (the "Bank") in the Circuit Court of Jackson County, Missouri, challenging SGI's right to draw against a letter of credit issued by the Bank which was furnished to the Company by Glenco Holdings to reimburse the Company for any rent payments made by the Company to the landlord under the lease after August 1, 1994. For a more detailed discussion of these lawsuits, see Part I, Item 3, of the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1995.

On April 25, 1995, SGI entered into settlement agreements with the landlord, Glenco Holdings and Ferrell. Under the terms of the settlement agreements, SGI paid the landlord an amount which was within the reserve previously established by the Company, in exchange for (i) a release by the landlord of all claims relating to the lease or the leased premises, including any claim for rent due for the duration of the lease term, (ii) an agreement by the landlord to dismiss the landlord's claims against SGI in the lawsuit pending in the United States District Court for the Eastern District of Pennsylvania and in the related pending arbitration proceeding, (iii) a release and agreement by Ferrell and Glenco Holdings to dismiss their claims in the lawsuit pending in the Circuit Court of Jackson County, Missouri, and (iv) Ferrell's agreement to make a lump sum payment to the landlord. SGI also agreed not to make any further draws upon the letter of credit and to notify the Bank that the letter of credit could be terminated. The Company believes that the settlement agreements will not have a material adverse effect upon the Company's financial condition or the results of its operations.

Item 6.   Exhibits and Reports
          on Form 8-K

          (a)  Exhibits

               Exhibit 10.1 Scotsman Group Inc. Plans Trust Agreement, dated as of December 29, 1994, among Scotsman Group Inc., The Delfield Company and Putnam Fiduciary Trust Company.

               Exhibit 10.2 Amendment No. 1 to Credit Agreement, dated as of March 31, 1995, among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein and The First National Bank of Chicago, as Agent (amending the Credit Agreement, dated as of April 29, 1994, among the Borrowers, the Lenders and the Agent).

               Exhibit 27 Article 5 Financial Data Schedule for the Period Ended April 2, 1995.


          (b) The Registrant filed no reports on Form 8-K during the quarterly period ended April 2, 1995.

                               SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCOTSMAN INDUSTRIES, INC.




Date  May 16, 1995                 By:  /s/ Donald D. Holmes
                                   ------------------------------
                                          Donald D. Holmes
                                      Vice President-Finance
                                           and Secretary

                             EXHIBIT INDEX


Number                   Description                       Page Number
- ------                   -----------                       -----------

10.1           Scotsman Group Inc. Plans Trust                   20
               Agreement, dated as of December 29,
               1994, among Scotsman Group Inc., The
               Delfield Company and Putnam Fiduciary
               Trust Company.

10.2           Amendment No. 1 to Credit Agreement,              45
               dated as of March 31, 1995, among
               Scotsman Group Inc. and the other
               parties named therein, as Borrowers, the Lenders named therein and The First
               National Bank of Chicago, as Agent
               (amending the Credit Agreement, dated as of April 29, 1994, among the Borrowers, the Lenders and the Agent).

27             Article 5 Financial Data Schedule for             52
               the Period Ended April 2, 1995.