Form 10-Q
period 1995-07-02
SCOTSMAN INDUSTRIES INC
filed 1995-08-15
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                                July 2, 1995



      [ ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number   1-10182
                                                               -------

                        Scotsman Industries, Inc.
        -------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                           36-3635892
   ------------------------     ------------------------------------
   (State of Incorporation)     (I.R.S. Employer Identification No.)

   775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
   -------------------------------------------------------------------
   Address of principal executive offices)        (Zip code)

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

        Yes    x       No
            ------          ------

   At August 10, 1995 there were 8,954,239 shares of registrant's common stock outstanding.










                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------

                                  FORM 10-Q
                                  ---------

                                July 2, 1995
                                ------------

                                    INDEX
                                    -----


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

   PART II--OTHER INFORMATION:

        Item 1.   LEGAL PROCEEDINGS

        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                   (In thousands, except per share amount)
                   ---------------------------------------

                                               For the Three
                                               Months Ended
                                      -------------------------
                                       July 2,          July 3,
                                         1995             1994
                                       --------        --------
   Net sales                            $90,363         $75,799

   Cost of sales                         64,471          52,916
                                       --------         -------

           Gross profit                 $25,892         $22,883

   Selling and administrative expenses   13,627          12,700
                                        -------         -------

   Income from operations               $12,265         $10,183

   Interest expense, net                  1,744           1,399
                                        -------         -------

   Income before income taxes           $10,521         $ 8,784

   Income taxes                           4,792           3,912
                                        --------        -------

   Net income                           $ 5,729         $ 4,872

   Preferred stock dividends                310             214
                                        -------         -------
   Net income available
     to common shareholders             $ 5,419         $ 4,658
                                        =======         =======

   Net income per share (i):
     Primary                            $  0.59         $  0.58
                                        =======         =======
     Fully diluted                      $  0.54         $  0.51
                                        =======         =======

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------







   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------

   (i) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 9,128,141 and 8,010,699 for the three months ended July 2, 1995, and July 3, 1994, respectively. The computation includes the dilutive impact of common stock options outstanding.

        The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the three months ended July 2, 1995, and July 3, 1994, were 10,653,582 and 9,601,544, respectively.




   See notes to unaudited condensed financial statements.

    PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------


                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                   (In thousands, except per share amount)
                   ---------------------------------------

                                               For the Six
                                               Months Ended
                                      --------------------------
                                       July 2,          July 3,
                                         1995             1994
                                       -------          ------

   Net sales                           $166,437        $113,785

   Cost of sales                        120,345          79,716
                                       --------        --------

           Gross profit                 $46,092         $34,069

   Selling and administrative expenses   26,850          20,176
                                       --------        --------

   Income from operations               $19,242         $13,893

   Interest expense, net                  3,321           2,306
                                       --------        --------

   Income before income taxes           $15,921         $11,587

   Income taxes                           7,362           5,171
                                       --------        --------

   Net income                           $ 8,559         $ 6,416

   Preferred stock dividends                620             214
                                       --------        --------
   Net income available
     to common shareholders             $ 7,939         $ 6,202
                                       ========        ========

   Net income per share (i):
     Primary                            $  0.90         $  0.82
                                        =======         =======
     Fully diluted                      $  0.80         $  0.77
                                        =======         =======

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------





   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------


   (i) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 8,846,717 and 7,573,392 for the six months ended July 2, 1995, and July 3, 1994, respectively. The computation includes the dilutive impact of common stock options outstanding.

        The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of Delfield and Whitlenge, of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the six months ended July 2, 1995, and July 3, 1994, were 10,648,992 and 8,368,814, respectively.




   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                           CONDENSED BALANCE SHEET
                               (In thousands)
                            -----------------------

                                                 July 2,     January 1,
                    A S S E T S                    1995         1995
                    -----------                 ----------  ----------
                                               (unaudited)
   CURRENT ASSETS:
        Cash and temporary cash investments      $ 11,292    $ 9,770
        Trade accounts receivable, net of
          reserves of $2,531 and $2,296            68,695     50,102
        Inventories                                50,453     48,613
        Deferred income taxes                       5,095      4,642
        Other current assets                        2,623      3,255
                                                 --------    -------
             Total current assets                $138,158   $116,382

   PROPERTIES AND EQUIPMENT, net of
        accumulated depreciation of $33,872
        and $31,816                                41,604     40,657

   COST OF INVESTMENTS IN ACQUIRED BUSINESSES

        IN EXCESS OF THE FAIR VALUE OF NET TANGIBLE
        ASSETS AT ACQUISITION, net                 94,389     84,038

   OTHER NONCURRENT ASSETS                          2,926      3,714
                                                 --------   --------
                                                 $277,077   $244,791
                                                 ========   ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

   CURRENT LIABILITIES:
        Short-term debt and current maturities
          of long-term debt and capitalized
          lease obligations                     $  1,421     $  3,030
        Trade accounts payable                    30,013       24,290
        Accrued income taxes                       5,949        4,173
        Deferred income taxes                        288          288
        Accrued expenses                          26,692       30,036
                                                --------     --------
             Total current liabilities          $ 64,363     $ 61,817

   LONG-TERM DEBT AND CAPITALIZED LEASE
        OBLIGATIONS                               94,100       85,161

   DEFERRED INCOME TAXES                           3,067        2,917

   OTHER NONCURRENT LIABILITIES                    8,858        8,433
                                                --------     --------
             Total liabilities                  $170,388     $158,328
                                                ========     ========

   SHAREHOLDERS' EQUITY:
        Common stock, $.10 par value            $    914     $    846
        Preferred stock, $1.00 par value           2,000        2,000
        Additional paid in capital                70,387       58,085
        Retained earnings                         39,451       31,959

        Deferred compensation and
          unrecognized pension cost                 (104)         (53)
        Foreign currency translation adjustments  (4,616)      (5,031)
        Less:  Common stock held in treasury      (1,343)      (1,343)
                                                --------     --------
             Total Shareholders' Equity         $106,689     $ 86,463
                                                --------     --------
                                                $277,077     $244,791
                                                ========     ========

           See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                      CONDENSED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)
                      --------------------------------


                                                     For the Six
                                                    Months Ended
                                                -------------------
                                                July 2,     July 3,
                                                1995        1994
                                                -------     -------
   CASH FLOW FROM OPERATING ACTIVITIES:
        Net income                             $  8,559      $ 6,416
        Adjustments to reconcile net income
          to net cash provided by operating
          activities-Depreciation and
          amortization                            3,647        2,345
        Change in assets and liabilities-
          Trade accounts receivable             (18,486)     (19,388)
          Inventories                            (1,790)         950
          Trade accounts payable and other
            liabilities                           4,313        9,998
          Other, net                              1,987         (279)
                                               --------     --------
   Net cash provided by (used in)
          operating activities                 $ (1,770)    $     42
                                               --------     --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in properties and equipment $ (3,233)    $ (1,567)
        Proceeds from disposal of property,
          plant and equipment                        63            7
        Acquisition of Delfield and Whitlenge         -      (26,445)
                                               --------     --------
        Net cash used in investing activities  $ (3,170)    $(28,005)
                                               --------     --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments under long-term debt
          and capitalized lease obligations   $    (111)    $(33,408)
        Issuance of long-term debt                9,000       63,000
        Dividends paid to shareholders           (1,050)        (350)
        Short-term debt, net                     (1,619)        (326)
                                              ---------     --------

        Net cash provided by financing
          activities                              6,220     $ 28,916
                                              ---------   ----------
        Effect of exchange rate changes on cash
          and temporary cash investments            242          247
                                              ---------   ----------

   NET INCREASE IN CASH AND TEMPORARY CASH
        INVESTMENTS                           $   1,522     $  1,200

   CASH AND TEMPORARY CASH INVESTMENTS,
       beginning of period                        9,770        8,462

   CASH AND TEMPORARY CASH INVESTMENTS,       ---------    ---------
        end of period                         $  11,292    $   9,662
                                              =========    =========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                $   3,539    $   2,050
                                              =========    =========
      Income taxes                            $   4,151    $   2,085
                                              =========    =========

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Investment in properties and equipment
       through issuance of capitalized lease
       obligations                           $    (64)     $      -
                                             ========      =========
     Issuance of stock for acquisition       $(12,089)     $(39,000)
                                             ========      =========


           See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                       -------------------------------

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
             --------------------------------------------------



   (1) BASIS OF PRESENTATION:
   -------------------------

   The condensed consolidated financial statements include the accounts of Scotsman Industries, Inc. and its consolidated subsidiaries (the "Company").

   All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended January 1, 1995, appearing in the Company's 1994 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Annual Report.

   (2) INVENTORIES:
   ---------------

   Inventories consisted of the following (in thousands):

                                 July 2,       January 1,
                                   1995            1995
                                 -------       ----------

        Finished goods           $20,656         $19,450
        Work-in-process            8,987           9,805
        Raw materials             20,810          19,358
                                 -------         -------
             Total inventories   $50,453         $48,613
                                 =======         =======

   (3) CONTINGENCIES:
   -----------------

   On March 26, 1993, Remcor Products Company ("Remcor") filed a lawsuit against the Company's subsidiaries, Scotsman Group Inc. ("SGI") and Booth, Inc. ("Booth"), in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by SGI and Booth infringe a patent owned by Remcor relating to a cold plate system.

   On May 19, 1995, SGI, Booth and Remcor entered into a settlement agreement resolving the lawsuit, and on May 25, 1995, the United States District Court for the Northern District of Illinois entered an order dismissing, with prejudice, the claims filed in this case.
   Under the terms of the settlement agreement, SGI and Booth may continue to manufacture and sell ice-beverage dispensers employing their current design pursuant to a license included in the settlement agreement. While the settlement agreement provides that the financial terms of the settlement are confidential, the amount paid to Remcor was within the reserve previously established by the Company in connection with the lawsuit, and the Company believes the settlement agreement will not have a material adverse effect upon the Company's financial condition or the results of its operations.

   (4)  ACQUISITION OF DELFIELD AND WHITLENGE:
   ------------------------------------------


   On April 29, 1994, the Company completed the acquisition of Delfield and Whitlenge for approximately $69.3 million in a combination of cash, preferred stock and common stock.

   The method of accounting which was used for the combination was the purchase method. The acquisition price included: i) $30.4 million in cash, ii) 1.2 million shares of Scotsman common stock (with a market value of $16.5 million on the acquisition date) and iii) 2.0 million shares of Series A $0.62 cumulative convertible preferred stock, with an aggregate liquidation preference of $22.5 million and which are convertible into 1,525,393 shares of common stock. In addition, the acquisition price also included 667,000 shares of additional common stock which were issued on March 17, 1995, based on Delfield and Whitlenge having achieved a specified level of earnings before interest, income taxes, depreciation and amortization for the fiscal year 1994. Such shares had an aggregate market value of $12.1 million on the date of issuance. The Company also assumed $35 million of Delfield and Whitlenge debt as a result of the acquisitions. The amount of goodwill as a result of these acquisitions, including the issuance of the additional 667,000 shares, was $84.9 million, which will be amortized over 40 years using the straight-line method.

   Delfield, headquartered in Mt. Pleasant, Michigan, manufactures and sells refrigerated foodservice equipment, primarily in the United States. Whitlenge, located near Birmingham, England, manufactures and sells drink dispensing equipment in Western Europe.

   Restating the Company's second quarter 1994 and June 1994 year-to-date results to reflect the acquisition as if it took place as of the first day of fiscal year 1994 would have resulted in unaudited pro forma net sales of approximately $84.4 million and $151.3 million, respectively, and net income before extraordinary item and cumulative effect of accounting changes of approximately $4.9 million and $7.3 million, respectively, or 47 cents and 70 cents per share, respectively, (including the dilutive impact of the additional common and convertible preferred shares issued in April of 1994 and the contingent shares). Pro forma results are based on assumptions and estimates and are not necessarily indicative of the results of operations of the Company as they might have been had the transaction occurred as discussed above.

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------



   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------

   Results of Operations
   ---------------------

   Results for the current year reflect the April 29, 1994, acquisitions of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"). The Company reported record second quarter sales and earnings per share in 1995 which were driven by continued improvement in Europe and full-quarter results from the newly acquired businesses. In comparison with prior-year pro forma results, assuming the Delfield and Whitlenge acquisitions had taken place at the beginning of fiscal year 1994, fully-diluted earnings per share for the second quarter were up 15 percent (54 cents versus 47 cents) on a 7 percent increase in sales ($90.4 million versus $84.4 million) and a 17 percent increase in net income ($5.7 million versus $4.9 million). Compared to prior year on an actual reported basis, fully-diluted earnings per share for the second quarter of 1995 were up 6 percent (54 cents versus 51 cents) on a 19 percent increase in sales ($90.4 million versus $75.8 million) and an 18 percent increase in net income ($5.7 million versus $4.9 million).

   Fully-diluted earnings per share for the six months ended July 2, 1995, were 80 cents versus 70 cents for pro forma 1994, a 14 percent increase. Sales for the same period compared with pro forma 1994 results were up 10 percent ($166.4 million versus $151.3 million), while net income increased 17 percent to $8.6 million in 1995 from pro forma $7.3 million in 1994. Compared to prior year on an actual reported basis, fully-diluted earnings per share for the six months ended July 2, 1995 were up 4 percent (80 cents versus 77 cents) on a 46 percent increase in sales ($166.4 million versus $113.8 million) and a 33 percent increase in net income ($8.6 million versus $6.4 million).

   The impact of changes in foreign exchange rates did not have a significant impact on the comparison of the results of operations for the first six months of 1995 or second quarter 1995 compared to the same periods in 1994.

   Scotsman's worldwide ice machine sales, representing slightly more than half of the Company's sales for both the second quarter of 1995 and year-to-date period ending in June 1995, were up 12 percent in U.S. dollars for the quarter and 14 percent in U.S. dollars on a year-to-date basis compared with actual results of the same periods in the prior year. These increases reflect moderate growth in U.S. markets

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------

   Results of Operations - continued
   ---------------------

   and substantial gains in most European markets comparable to those seen in the first quarter.

   Beverage dispensing equipment sales, representing slightly more than 10 percent of the Company's sales in both the second quarter and six-month period, were up 14 percent and 50 percent, respectively, compared to actual results of the prior year's second quarter and year-to-date periods, due primarily to the inclusion of Whitlenge's results for the full period in 1995. Beverage dispensing equipment sales for the second quarter of 1995 were flat and for year-to-date June 1995 were up 5 percent compared to the same periods in the prior year on a pro forma basis. In the year-to-date period, lower domestic volume was offset by higher European sales from Whitlenge.

   Sales of food preparation and storage equipment increased 37 percent for the second quarter and 152 percent for the year-to-date period. Sales of these products were up 3 percent in the second quarter and 9 percent year-to-date when compared to prior year on a pro forma basis. Excellent volume gains through Delfield's dealer networks and most national accounts were offset by lower sales to certain significant national customers who are undergoing internal restructuring. Food preparation and storage equipment represented slightly less than one-third of the Company's sales in the second quarter and year-to-date period ending June 1995.

   The Company's gross profit margin for the quarter was approximately one point lower than the prior-year period and approximately two points lower than prior year for the six-month period due primarily to continued increases in material costs and a less favorable product and customer sales mix. The decrease in gross profit margin for the year-to-date period was also impacted by the inclusion of a full six months for Delfield and Whitlenge, which have historically lower gross profit margins than most of the Company's other businesses.

   Selling and administrative expenses increased by $0.9 million for the quarter and $6.7 million for the six months ended June 1995 when compared to the same periods in 1994 but, as a percentage of sales, decreased from 17 percent to 15 percent in the quarter and from 18 percent to 16 percent for the year-to-date period. The percentage declines for both periods were attributable to lower domestic litigation costs and reduced medical expense. The decline in the year-to-date period was also attributable to the inclusion of Delfield which has a historically lower ratio of selling and administrative expenses to sales than most of the Company's other businesses.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------


   Results of Operations - continued
   ---------------------

   Interest expense, net, increased by $0.3 million in the second quarter of 1995 and by $1.0 million for the 1995 year-to-date period, primarily the result of a full period's impact of the increased domestic borrowings resulting from the financing of the acquisitions of Delfield and Whitlenge in April 1994, along with, to a smaller extent, higher domestic interest rates during 1995.

   The Company's overall effective tax rate for both the second quarter of 1995 and the six months ended June 1995 was 46 percent, compared with 45 percent for both 1994's second quarter and year-to-date
   period.   This higher rate is primarily attributable to a greater
   percentage of earnings from higher taxed foreign operations and also the impact of non-tax deductible goodwill as a result of the acquisitions of Delfield and Whitlenge.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------


   Financial Condition
   -------------------

   Cash and temporary cash investments increased by $1.5 million from year end 1994 to July 2, 1995 reflecting higher cash balances at the Company's foreign subsidiaries. Excluding the foreign exchange impact on the following working capital categories, accounts receivable increased by $18.5 million from December of 1994, inventory increased by $1.8 million from December of 1994, and accounts payable increased by $5.7 million from December of 1994. The increase in accounts receivable was attributable to the sales increase when comparing the fourth quarter of 1994 to the second quarter of 1995. The increases in inventory and trade accounts payable reflect increased seasonal activity.

   Goodwill was also higher than December of 1994 reflecting the issuance in March 1995 of common shares as additional purchase price for the Delfield and Whitlenge acquisitions which is discussed in Note 4 of Notes to the Condensed Consolidated Financial Statements. Shareholders' equity also increased from December of 1994 primarily as a result of this share issuance, along with net income for the first six months of 1995 and the impact of favorable accumulated translation adjustments on equity. These increases were partially offset by dividends to shareholders.

   The debt-to-capital ratio at July 2, 1995, was 47 percent compared with 50 percent at year end 1994 and compared with 55 percent at July 3, 1994, (the quarter in which Delfield and Whitlenge were acquired by the Company). Long-term debt increased from December 1994 as the Company borrowed $9.0 million to partially finance its increased working capital needs during the major selling season. The debt-to-capital ratio decreased from year-end 1994 to July 2, 1995, as the impact of the increase in long-term debt was more than offset by the impact of the increase in equity.

   On February 16, 1995, and May 18, 1995, the Company's Board of
   Directors declared a dividend of 2 1/2 cents per share payable to shareholders of record on March 31, 1995, and June 30, 1995, respectively.

   PART II.  OTHER INFORMATION
   ---------------------------

        Item 1.   Legal Proceedings
        ---------------------------

        Patent Litigation Relating to the Booth Ice/Drink Dispenser
        -----------------------------------------------------------

        On March 26, 1993, Remcor Products Company ("Remcor") filed a lawsuit against the Company's subsidiaries, Scotsman Group Inc. ("SGI") and Booth, Inc. ("Booth"), in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by SGI and Booth infringe a patent owned by Remcor relating to a cold plate system. For a more detailed discussion of this lawsuit, see Part I, Item 3, of the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1995.

        On May 19, 1995, SGI, Booth and Remcor entered into a settlement agreement resolving the lawsuit, and on May 25, 1995, the United States District Court for the Northern District of Illinois entered an order dismissing, with prejudice, the claims filed in this case. Under the terms of the settlement agreement, SGI and Booth may continue to manufacture and sell ice-beverage dispensers employing their current design pursuant to a license included in the settlement agreement. While the settlement agreement provides that the financial terms of the settlement are confidential, the amount paid to Remcor was within the reserve previously established by the Company in connection with the lawsuit, and the Company believes the settlement agreement will not have a material adverse effect upon the Company's financial condition or the results of its operations.

        Litigation Relating to the Glenco Star Lease
        --------------------------------------------

        On May 3, 1995, an order was entered in the Circuit Court of Jackson County, Missouri, dismissing, with prejudice, a lawsuit filed by Glenco Holdings, Inc., the purchaser of the Company's former Glenco Star division, and James E. Ferrell, a principal shareholder of Glenco Holdings, Inc., SGI, and Boatmen's First National Bank of Kansas City. This lawsuit was filed in connection with certain disputes arising out of the lease of the facility which housed the Company's former Glenco Star division. For a discussion of the terms of the settlement agreements that resulted in the entry of such order of dismissal, see Part II,
        Item 1, of the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 2, 1995.

        Item 4.   Submission of Matters to a Vote of Security Holders


        The Annual Meeting of Shareholders of Scotsman Industries, Inc. was held on May 18, 1995, for the purpose of (i) electing three directors, each to serve for a term of three years, and (ii) voting upon a proposal to approve the Scotsman Industries, Inc. Non-Employee Directors Stock Option Plan. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

        All three of management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                             Shares                Broker
                              Voted      Shares      Non-
                              "FOR"    "WITHHELD"   Votes
                             ------    ---------   ------

        Richard C. Osborne  8,306,411     16,192     -0-
        Donald C. Clark     8,305,265     17,338     -0-
        Timothy C. Collins  8,306,456     16,147     -0-


        The proposal to approve the Scotsman Industries, Inc. Non-Employee Directors Stock Option Plan was approved. The results of the vote were as follows:

             Shares voted "FOR"            7,915,470
             Shares voted "AGAINST"          343,548
             Shares "WITHHELD"                63,585
             Broker Non-Votes                      0

        The following persons continued their terms of office as directors of the Company following the Annual Meeting: Frank W. Considine, George D. Kennedy, James J. O'Connor, Robert G. Rettig, and Matthew O. Diggs, Jr.

        Item 6.   Exhibits and Reports
                  on Form 8-K
                  --------------------


        (a) Exhibits. The following exhibits are filed as part of this report. Each management contract or compensatory arrangement required to be filed as an exhibit to this report has been marked with an asterisk.

             Exhibit 10.1* Scotsman Industries, Inc. Non-Employee Directors Stock Option Plan (incorporated herein by reference to the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders, as filed with the Commission on March 29, 1995, File Number 1-10182).

             Exhibit 27 Article 5 Financial Data Schedule for the Period Ended July 2, 1995.


        (b) The Registrant filed no reports on Form 8-K during the quarterly period ended July 2, 1995.

                                  SIGNATURE
                                  ---------


             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCOTSMAN INDUSTRIES, INC.
                                        -------------------------




   Date  August 15, 1995                 By: /s/ Donald D. Holmes
         ---------------                 -------------------------
                                             Donald D. Holmes
                                             Vice President-Finance
                                             and Secretary

                                EXHIBIT INDEX


   Number         Description                             Page Number
   -----          -----------                             -----------

   10.1           Scotsman Industries, Inc. Non-Employee
                  Directors Stock Option Plan
                  (incorporated herein by reference to the Registrant's Proxy Statement for its
                  1995 Annual Meeting of Shareholders, as
                  filed with the Commission on March 29,
                  1995, File Number 1-10182).

   27             Article 5 Financial Data Schedule for
                  the Period Ended July 2, 1995.