Form 10-Q
period 1995-10-01
SCOTSMAN INDUSTRIES INC
filed 1995-11-09
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                               October 1, 1995



      [ ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number  1-10182
                                                             -----------

                        Scotsman Industries, Inc.
        --------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                           36-3635892
   -----------------------      -----------------------------------
   (State of Incorporation)     (I.R.S. Employer Identification No.)

   775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
   ----------------------------------------------------------
   (Address of principal executive offices)        (Zip code)

   Registrant's telephone number, including area code: (708)215-4500
                                                       -------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    x       No
              -----         ----

   At November 3, 1995 there were 8,963,774 shares of registrant's
      ----------------            ---------
   common stock outstanding.

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------

                                  FORM 10-Q
                                  ---------

                               October 1, 1995
                               ---------------


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

        Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

   PART II--OTHER INFORMATION:

        Item 1.   LEGAL PROCEEDINGS

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        ------------------------------


                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------
                        CONDENSED STATEMENT OF INCOME
                        -----------------------------
                                 (Unaudited)
                                 -----------
                   (In thousands, except per share amount)
                   ---------------------------------------


                                               For the Three
                                               Months Ended
                                       ---------------------------
                                        Oct. 1,          Oct. 2,
                                         1995             1994
                                        ------           ------

   Net sales                            $87,075         $86,282

   Cost of sales                         63,348          61,125
                                         ------          ------

           Gross profit                 $23,727         $25,157

   Selling and administrative expenses   13,079          15,064
                                         ------          ------

   Income from operations               $10,648         $10,093

   Interest expense, net                  1,639           1,615
                                         ------          ------

   Income before income taxes           $ 9,009         $ 8,478

   Income taxes                           4,099           3,799
                                         ------          ------

   Net income                           $ 4,910         $ 4,679

   Preferred stock dividends                310             310
                                         ------          ------

   Net income available
     to common shareholders             $ 4,600         $ 4,369
                                         ======          ======

   Net income per share (i):
     Primary                            $  0.50         $  0.52
                                         ======          ======
     Fully diluted                      $  0.46         $  0.44
                                         ======          ======

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
           -----------------------------








   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------


   (i) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 9,129,549 and 8,379,719 for the three months ended October 1, 1995, and October 2, 1994, respectively. The computation includes the dilutive impact of common stock options outstanding.

        The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the three months ended October 1, 1995, and October 2, 1994, were 10,654,786 and 10,583,355, respectively.




   See notes to unaudited condensed financial statements.

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
           -----------------------------





                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------
                        CONDENSED STATEMENT OF INCOME
                        -----------------------------
                                 (Unaudited)
                                 -----------
                   (In thousands, except per share amount)
                   --------------------------------------


                                               For the Nine
                                               Months Ended
                                       ----------------------------
                                        Oct. 1,          Oct. 2,
                                         1995             1994
                                        ------           ------

   Net sales                           $253,512        $200,067

   Cost of sales                        183,693         140,841
                                        -------         -------

           Gross profit                $ 69,819        $ 59,226

   Selling and administrative expenses   39,929          35,240
                                        -------         -------

   Income from operations              $ 29,890        $ 23,986

   Interest expense, net                  4,960           3,921
                                        -------         -------

   Income before income taxes          $ 24,930        $ 20,065

   Income taxes                          11,461           8,970
                                        -------         --------

   Net income                          $ 13,469        $ 11,095

   Preferred stock dividends                930             524
                                        -------         -------

   Net income available
     to common shareholders            $ 12,539        $ 10,571
                                        =======         =======

   Net income per share (i):
     Primary                           $   1.40        $   1.35
                                        =======         =======
     Fully diluted                     $   1.26        $   1.22
                                        =======         =======

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
           -----------------------------








   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------


   (i) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 8,940,992 and 7,842,166 for the nine months ended October 1, 1995, and October 2, 1994, respectively. The computation includes the dilutive impact of common stock options outstanding.

        The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of Delfield and Whitlenge, of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the nine months ended October 1, 1995, and October 2, 1994, were 10,649,648 and 9,111,023, respectively.




   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------
                           CONDENSED BALANCE SHEET
                           -----------------------
                               (In thousands)
                               --------------

                                                      Oct. 1,           Jan. 1,
                      A S S E T S                         1995              1995
                      -----------                      ----------        ----------
                                                     (unaudited)
     CURRENT ASSETS:
             Cash and temporary cash investments         $ 11,469        $  9,770
             Trade accounts receivable, net of
               reserves of $2,619 and $2,296               66,162          50,102
             Inventories                                   47,078          48,613
             Deferred income taxes                          4,639           4,642
             Other current assets                           2,493           3,255
                                                          -------         -------
                  Total current assets                   $131,841        $116,382

     PROPERTIES AND EQUIPMENT, net of
             accumulated depreciation of $35,064
             and $31,816                                   42,038          40,657

     GOODWILL, net of accumulated amortization
             of $4,622 and $3,035                          93,660          84,038

     OTHER NONCURRENT ASSETS                                3,149           3,714
                                                          -------         -------
                                                         $270,688        $244,791
                                                          =======         =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
     CURRENT LIABILITIES:
             Short-term debt and current maturities
               of long-term debt and capitalized
               lease obligations                          $   655        $  3,030
             Trade accounts payable                        28,198          24,290
             Accrued income taxes                           6,169           4,173
             Deferred income taxes                            288             288
             Accrued expenses                              28,276          30,036
                                                          -------         -------
                  Total current liabilities              $ 63,586        $ 61,817

     LONG-TERM DEBT AND CAPITALIZED LEASE
             OBLIGATIONS                                   84,704          85,161

     DEFERRED INCOME TAXES                                  2,733           2,917

     OTHER NONCURRENT LIABILITIES                            8,945           8,433
                                                           -------         -------
                  Total liabilities                       $159,968        $158,328
                                                           =======         =======

     SHAREHOLDERS' EQUITY:
             Common stock, $.10 par value                 $    915        $    846
             Preferred stock, $1.00 par value                2,000           2,000


             Additional paid in capital                     70,469          58,085
             Retained earnings                              43,827          31,959
             Deferred compensation and
               unrecognized pension cost                       (74)            (53)
             Foreign currency translation adjustments       (5,074)         (5,031)
             Less:  Common stock held in treasury           (1,343)         (1,343)
                                                           -------         -------
                  Total Shareholders' Equity              $110,720        $ 86,463
                                                           -------         -------
                                                          $270,688        $244,791
                                                           =======         =======

     See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------
                      CONDENSED STATEMENT OF CASH FLOWS
                      ---------------------------------
                         (Unaudited) (In Thousands)
                         --------------------------

                                                               For the Nine
                                                                 Months Ended
                                                            ----------------------
                                                              Oct. 1,       Oct. 2,
                                                             1995           1994
                                                             --------       --------
     CASH FLOW FROM OPERATING ACTIVITIES:
             Net income                                      $ 13,469       $ 11,095
             Adjustments to reconcile net income to
               net cash provided by operating activities-
                 Depreciation and amortization                  5,580          4,117
             Change in assets and liabilities-
               Trade accounts receivable                      (15,860)       (21,057)
               Inventories                                      1,637          1,095
               Trade accounts payable and other
                 liabilities                                    4,352         12,532
               Other, net                                       2,016            384
                                                              -------        -------
             Net cash provided by
               operating activities                          $ 11,194       $  8,166
                                                              -------        -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
             Investment in properties and equipment          $ (4,829)      $ (3,157)
             Proceeds from disposal of property,
               plant and equipment                                 93             15
             Acquisition of Delfield and Whitlenge                  -        (26,445)
                                                              -------        -------
             Net cash used in investing activities           $ (4,736)      $(29,587)
                                                              -------        -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
             Principal payments under long-term debt
               and capitalized lease obligations             $(18,224)      $(40,921)
             Issuance of long-term debt                        17,806         63,000
             Dividends paid to shareholders                    (1,584)          (822)
             Short-term debt, net                              (2,386)           611
                                                              -------        -------
             Net cash provided by (used in)
               financing activities                          $ (4,388)      $ 21,868
                                                              -------        -------
             Effect of exchange rate changes on cash
               and temporary cash investments                    (371)           384

     NET INCREASE IN CASH AND TEMPORARY CASH
             INVESTMENTS                                     $  1,699       $    831









     CASH AND TEMPORARY CASH INVESTMENTS, beginning
             of period                                          9,770          8,462

     CASH AND TEMPORARY CASH INVESTMENTS,                     -------        -------
             end of period                                   $ 11,469       $  9,293
                                                              =======        =======

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
             Interest                                        $  4,180       $  3,384
                                                              =======        =======
             Income taxes                                    $  8,408       $ 10,983
                                                              =======        =======

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES:
       Investment in properties and equipment through
         issuance of capitalized lease obligations           $    (64)      $      -
                                                             ========       ========
       Issuance of common stock for acquisition              $(12,089)      $(39,000)
                                                             ========       ========

     See notes to unaudited condensed financial statements.


                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
              -------------------------------------------------




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

   (2) INVENTORIES:
   ---------------

   Inventories consisted of the following (in thousands):

                                   Oct. 1,          Jan. 1,
                                     1995            1995
                                   -------         --------

           Finished goods           $18,263         $19,450
           Work-in-process            8,714           9,805
           Raw materials             20,101          19,358
                                     ------          ------
                Total inventories   $47,078         $48,613
                                     ======          ======

   (3) CONTINGENCIES:
   -----------------


   On March 26, 1993, Remcor Products Company ("Remcor") filed a lawsuit against the Company's subsidiaries, Scotsman Group, Inc.("SGI") and Booth, Inc. ("Booth"), in the United States District Court for the Northern District of Illinois. In its Complaint, Remcor alleged that certain ice/drink dispensers made and sold by SGI and Booth infringe a patent owned by Remcor relating to a cold plate system.

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

   The method of accounting which was used for the combination was the purchase method. The acquisition price included: i) $30.4 million in cash, ii) 1.2 million shares of Scotsman common stock (with a market value of $16.5 million on the acquisition date) and iii) 2.0 million shares of Series A $0.62 cumulative convertible preferred stock, with an aggregate liquidation preference of $22.5 million and which are convertible into 1,525,393 shares of common stock. In addition, the acquisition price also included 667,000 shares of additional common stock which were issued on March 17, 1995, based on Delfield and Whitlenge having achieved a specified level of earnings before interest, income taxes, depreciation and amortization for the fiscal year 1994. Such shares had an aggregate market value of $12.1 million on the date of issuance. The Company also assumed $35 million of Delfield and Whitlenge debt as a result of the acquisitions. The amount of goodwill as a result of these acquisitions, including the issuance of the additional 667,000 shares, was $84.9 million, which is being amortized over 40 years using the straight-line method. The results of Delfield and Whitlenge are included in the income statements for the Company beginning after April 29, 1994.

   Delfield, headquartered in Mt. Pleasant, Michigan, manufactures and sells refrigerated foodservice equipment, primarily in the United States. Whitlenge, located near Birmingham, England, manufactures and sells drink dispensing equipment in Western Europe.

   Restating the Company's September 1994 year-to-date results to reflect the acquisition as if it took place as of the first day of fiscal year 1994 would have resulted in unaudited pro forma net sales of approximately $237.6 million, and net income of approximately $12.0 million, or $1.13 per share, (including the dilutive impact of the additional common and convertible preferred shares issued in April of 1994 and the contingent shares). Pro forma results are based on assumptions and estimates and are not necessarily indicative of the results of operations of the Company as they might have been had the transaction occurred as discussed above.

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------

   Results of Operations
   ---------------------

   The Company reported record third quarter earnings per share, net income and net sales which were driven primarily by continued improvement in Europe, along with continued strength in the domestic ice machine businesses. Compared to prior year, fully-diluted earnings per share for the third quarter were up 5 percent (46 cents versus 44 cents) on a 1 percent increase in sales ($87.1 million versus $86.3 million) and a 5 percent increase in net income ($4.9 million versus $4.7 million).

   Prior year-to-date comparisons reflect the April 29, 1994, acquisitions of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"). Fully-diluted earnings per share for the nine months ended October 1, 1995, were $1.26 versus $1.13 for pro forma 1994 results, which assume the acquisitions of Delfield and Whitlenge had taken place at the beginning of 1994, a 12 percent increase. Sales for the same period compared with pro forma 1994 results were up 7 percent ($253.5 million versus $237.6 million), while net income increased 13 percent to $13.5 million in 1995 from pro forma $12.0 million in 1994. Compared to prior year on an actual reported basis, fully-diluted earnings per share for the nine months ended October 1, 1995 were up 3 percent ($1.26 versus $1.22) on a 27 percent increase in sales ($253.5 million versus $200.1 million) and a 21 percent increase in net income ($13.5 million versus $11.1 million).

   The impact of changes in foreign exchange rates did not have a significant effect on the comparison of the results of operations for the first nine months of 1995 or third quarter of 1995 compared to the same periods in 1994.

   Scotsman's worldwide ice machine sales, representing slightly more than half of the Company's sales for both the third quarter of 1995 and year-to-date period ending in September 1995, were up 8 percent in U.S. dollars for the quarter and 12 percent in U.S. dollars on a year-to-date basis compared with actual results of the same periods in the prior year. These increases reflect moderate growth in U.S. markets and substantial gains in most European markets comparable to those seen in the first half of the year.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------

   Results of Operations - continued
   ---------------------


   Beverage dispensing equipment sales, representing slightly more than 10 percent of the Company's sales in both the third quarter and nine-month period, were up 10 percent and 32 percent, respectively, compared to the prior year's third quarter and year-to-date periods. The year-to-date increase over the prior year was due primarily to the inclusion of Whitlenge's results for the full period in 1995.
   Beverage dispensing equipment sales for September 1995 year-to-date were up 7 percent compared to the same period in the prior year on a pro forma basis.

   Sales of food preparation and storage equipment decreased 9 percent for the third quarter, but were up 58 percent for the year-to-date period. Sales of these products were up 2 percent for the year-to-date when compared to prior year on a pro forma basis. Excellent volume gains through Delfield's dealer networks and most national accounts were offset by lower sales to certain significant national customers who are undergoing internal restructuring that has prompted those customers to scale back or postpone their expansion programs. Food preparation and storage equipment represented slightly less than one-third of the Company's sales in the third quarter and year-to-date period ending September 1995.

   The Company's gross profit margin for the quarter was approximately 2 points lower than the prior-year periods for both the third quarter and nine-month period due primarily to continued increases in material costs and a less favorable product and customer sales mix. The decrease in gross profit margin for the year-to-date period was also impacted by the inclusion of a full nine months for Delfield and Whitlenge, which have historically lower gross profit margins than most of the Company's other businesses.

   Selling and administrative expenses decreased by approximately $2.0 million for the quarter and increased by $4.7 million for the nine months ended September 1995 when compared to the same periods in 1994. As a percentage of sales, selling and administrative expenses decreased from 17 percent to 15 percent in the quarter and from 18 percent to 16 percent for the year-to-date period. The percentage declines for both periods were attributable to lower domestic litigation costs, reduced medical expenses and a continuing improvement in expense controls. The

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------

   Results of Operations - continued
   ---------------------

   decline in the year-to-date period was also attributable to the inclusion of Delfield which has a historically lower ratio of selling and administrative expenses to sales than most of the Company's other businesses.

   Interest expense, net, was almost flat in the third quarter of 1995 compared to the same period of the prior year but increased by $1.0 million for the 1995 year-to-date period primarily as a result of a full nine month's impact of the increased domestic borrowings resulting from the financing of the acquisitions of Delfield and Whitlenge in April 1994, along with, to a smaller extent, higher domestic interest rates during 1995.

   The Company's overall effective tax rate for the third quarter of 1994 and 1995 was 45 percent. The effective tax rate for the nine month period of 1995 was 46 percent compared with 45 percent for the same
   period of the prior year.   The higher effective tax rate for the
   nine-month period in 1995 is primarily attributable to a greater percentage of earnings from higher taxed foreign operations and also the impact of a full nine months of non-tax deductible goodwill amortization as a result of the acquisitions of Delfield and Whitlenge.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------



   Financial Condition
   -------------------


   Cash and temporary cash investments increased by $1.7 million from year end 1994 to October 1, 1995, reflecting higher cash balances at the Company's foreign subsidiaries. Excluding the foreign exchange impact on the following working capital categories, accounts receivable increased by $15.9 million from December of 1994, inventory decreased by $1.6 million from December of 1994, and accounts payable increased $3.8 million from December of 1994. The increase in accounts receivable was attributable to the sales increase when comparing the third quarter of 1995 to the fourth quarter of 1994.
   The increase in trade accounts payable reflects increased seasonal activity. The decrease in inventory from December 1994 reflects planned inventory reductions at most of the Company's domestic entities.

   Goodwill was also higher than December of 1994 reflecting the issuance in March 1995 of common shares as additional purchase price for the Delfield and Whitlenge acquisitions which is discussed in Note 4 of Notes to the Condensed Consolidated Financial Statements. Shareholders' equity also increased from December of 1994 primarily as a result of this share issuance, along with net income for the first
   nine months of 1995.   These increases were partially offset by
   dividends to shareholders and the impact of changes in accumulated translation adjustments on equity.

   The debt-to-capital ratio at October 1, 1995, was 44 percent compared with 50 percent at year end 1994. The debt-to-capital ratio decreased from year-end 1994 to October 1, 1995, as the result of both the decrease in long-term debt and also the impact of the increase in equity.

   On February 16, 1995, and May 18, 1995, and August 17, 1995, the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to shareholders of record on March 31, 1995, June 30, 1995, and September 29, 1995, respectively.

   PART II.  OTHER INFORMATION
   ---------------------------

        Item 1.   Legal Proceedings

                  Litigation Relating to the Glenco Star Lease.
                  --------------------------------------------

                  On July 27, 1995, an order was entered in the United States District Court for the Eastern District of Pennsylvania dismissing, with prejudice, all claims against the Company's wholly-owned subsidiary, Scotsman Group Inc. ("SGI"), in connection with a lawsuit filed against SGI and Glenco Star Corporation by the landlord of the facility which housed the Company's former Glenco Star division. The lawsuit was filed in connection with certain disputes arising out of the lease of that facility. For a discussion of the terms of the settlement agreements that resulted in the entry of such order of dismissal, see Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended April 2, 1995.

        Item 6.   Exhibits and Reports
                     on Form 8-K
                  --------------------

                  (a) Exhibits. The following exhibits are filed as part of this report.

                       Exhibit 27 Article 5 Financial Data Schedule for the Period Ended October 1, 1995.


                  (b) The Registrant filed no reports on Form 8-K during the quarterly period ended October 1, 1995.

                                  SIGNATURE
                                  ---------

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCOTSMAN INDUSTRIES, INC.
                                        -------------------------



   Date  November 6, 1995              By: /s/Donald D. Holmes
        -------------------------          ------------------------
                                           Donald D. Holmes
                                           Vice President-Finance
                                           and Secretary