Form 10-K
period 1995-12-31
SCOTSMAN INDUSTRIES INC
filed 1996-03-28
CIK 846660

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-10182

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
(Address of principal executive offices)                                                       (Zip Code)
Registrant's telephone number, including area code: (847) 215-4500

Securities registered pursuant to Section 12(b) of the Act:

                                                                             Name of each exchange
         Title of each class                                                  on which registered
         -------------------                                                 ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At March 15, 1996 there were 8,964,974 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the registrant as of such date was approximately $163.0 million. The market value of the registrant's Series A $0.62 Cumulative Convertible Preferred Stock, par value $1.00 per share, held by nonaffiliates is based on the market value, as of such date, of the shares of common stock into which such stock is convertible.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995 (the "1995 Annual Report"): Parts I, II, and IV.

Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on May 16, 1996 (the "1996 Proxy Statement"): Part III.

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

Scotsman conducts its domestic ice machine business through the Scotsman Ice Systems division ("Scotsman Ice Systems") of its wholly-owned subsidiary, Scotsman Group Inc. ("SGI"), and through the Crystal Tips product line of its wholly-owned subsidiary, Booth, Inc. ("Booth"). Booth acquired substantially all of the assets of Crystal Tips, Inc. in April of 1992. Scotsman conducts its European ice machine business through two Italian subsidiaries, Frimont S.p.A. ("Frimont") and Castel MAC S.p.A. ("Castel MAC"). In January of 1993, Frimont acquired the assets of Simag, an Italian ice machine manufacturer, further expanding the Company's European ice machine line. Scotsman also entered into a joint venture in 1995 in Shenyang, China to produce ice machines for the Chinese market. See "--1995 Acquisitions and Strategic Alliances."

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

Scotsman manufactures and markets drink dispensing equipment in the United States through Booth and in Europe through Whitlenge Drink Equipment Limited ("Whitlenge") and through Hartek Beverage Handling GmbH and its Austrian distributor, Hartek Awagem Vertriebsges m.b.H. (collectively, "Hartek" or the "Hartek entities"). Whitlenge was acquired by Scotsman on April 29, 1994. Hartek was acquired by Scotsman on December 31, 1995. See "--1995 Acquisitions and Strategic Alliances."

Scotsman manufactures and markets niche products through Delfield, including air ventilating equipment, private label "point of purchase" beverage display/dispensing equipment and iced drink mixing and dispensing machines. Scotsman also manufactures and markets a limited line of water coolers through its Italian subsidiaries, Frimont and Castel MAC.

1995 ACQUISITIONS AND STRATEGIC ALLIANCES

In June 1995, Scotsman entered into a joint venture with Shenyang Xinle Precision Machinery Company ("Xinle") to produce ice machines in Shenyang, China. Xinle, an arm of the Chinese Aerospace Agency, has approximately 6,000 employees and produces electronic control systems and various other products. The joint venture will initially produce ice machines for the Chinese market, and in the future may produce ice machines for distribution by Scotsman in other markets. Scotsman invested in 1995 a total of $0.7 million, primarily in tooling and equipment, for a 40 percent ownership in the venture, with an option to increase its ownership to 60 percent within the first three years. The joint venture began production of ice machines in December 1995.

On December 31, 1995, the Company's subsidiary, Scotsman Group Inc. acquired the stock of Hartek Beverage Handling GmbH and the stock of its Austrian distributor, Hartek Awagem Vertriebsges m.b.H. located in Radevormwald, Germany and Vienna, Austria, respectively. Hartek is a beverage dispensing equipment manufacturer. The Hartek entities had combined 1995 annual sales of $24 million. The method of accounting used for the combination was the purchase method. The two Hartek entities were acquired for $4.8 million and no shares of stock were or will be issued as a result of these acquisitions. The Company also assumed $6.4 million of Hartek debt as a result of the acquisition. Preliminary goodwill of $1.9 million in total has been recorded and will be finalized within 12 months of the acquisition. The amount of goodwill from these acquisitions will be amortized for book purposes over 40 years using the straight-line method. Under the terms of the purchase agreement, the Company is required to pay to the seller 75 percent of any tax loss carry forwards used in reduction of taxable profits in the next three calendar years which were available to Hartek as of December 31, 1995, not to exceed 2.2 million deutsche marks or, as of December 31, 1995, approximately $1.5 million.

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

Scotsman sells directly to national customers such as large hotel chains, fast-food franchisers and convenience stores. Sales to federal and state governments are also made directly by Scotsman for use in employee dining, health care and military facilities. Scotsman Ice Systems also owns and operates one of its largest distributors in Southern California, which it purchased upon the retirement of the former owners.

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

In June of 1995, Scotsman entered into a joint venture with Xinle to produce commercial ice machines in Shenyang, China for the Chinese market. See "--1995 Acquisitions and Strategic Alliances."

In addition to commercial ice machines, Scotsman also manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance markets. These products are sold primarily through luxury consumer appliance distributors who sell to dealers.

Scotsman's commercial ice machine business accounted for 52 percent, 57 percent and 83 percent of the Company's sales in fiscal years 1995, 1994 and 1993, respectively.

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

Delfield sells in the United Kingdom through a distributor and in South America and Asia through an export agent. Export sales are less than 10 percent of Delfield's total sales.

In Europe, Castel MAC and Frimont manufacture and market a line of refrigerated cabinets under the Icematic and Scotsman brand names and a line of dough retarders and blast freezers under the Tecnomac brand name. Tecnomac dough retarders and blast freezers are sold primarily to the European commercial bakery industry through dealers and agents specializing in that industry. Sales of food preparation and storage equipment accounted for approximately 32 percent, 28 percent and 4 percent of Scotsman's sales in fiscal years 1995, 1994 and 1993, respectively.

DRINK DISPENSING EQUIPMENT. In the United States, Scotsman manufactures soft-drink beverage dispensing equipment through Booth. Booth manufactures and markets a complete line of non-coin operated soft-drink dispensing products and accessories. Booth offers both pre-mix and post-mix dispensers which can either be ice-cooled or electrically-cooled, ice and drink dispensers, hand-operated valves and other related accessory products used in the fountain market. Booth sells its dispensing equipment primarily to soft drink bottlers franchised by The Coca-Cola Company, Pepsico, Inc., Dr. Pepper and 7-Up, often labeling the equipment with the customer's name or trademark and the names of the beverages that will be dispensed. Major end-users of Booth dispensing equipment are in the foodservice industry.

In Europe, Whitlenge manufactures and markets soft drink dispensing equipment, draft beer cooling equipment and related ancillary equipment. Whitlenge specializes in remote and under-the-counter beverage cooling installations, including large installations for foodservice restaurants, and also makes a range of mechanically refrigerated over and under the counter soft-drink units. Whitlenge sells directly to soft-drink bottlers and brewers in the United Kingdom. Sales to export markets are made both by direct sales to bottlers and brewers and through distributors and local agents in various markets throughout Western and Central Europe and the Middle East.

Also in Europe, Hartek manufactures and markets soft drink dispensing equipment, draft beer cooling equipment and related ancillary equipment which is sold primarily in Germany, as well as Central and Eastern Europe and the Middle East. Hartek sells directly to soft-drink bottlers and to brewers in Germany. Sales to export markets are made both by direct sales to bottlers and brewers and through distributors and local agents in various markets throughout Western and Central Europe and the Middle East. Hartek's products are sold under the Hartek brand name.

Sales of drink dispensing equipment accounted for approximately 12 percent, 12 percent and 10 percent of Scotsman's sales in fiscal years 1995, 1994 and 1993, respectively.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial information pertaining to the Company's foreign and domestic operations is incorporated herein by reference from Note 18, "Geographic Information," in the 1995 Annual Report.

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

Chlorofluorocarbons ("CFCs"), a compound found in the refrigerants and insulation materials used in most refrigeration systems, including those in Scotsman refrigeration products, are an environmental concern, and the international supply has been restricted due to their potential impact on the atmosphere. Under the Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments"), producers of CFCs were required to phase out production of CFCs in a series of steps culminating in the termination of all such production by the year 2000. Pursuant to authority granted under the Clean Air Act Amendments, on February 11, 1992, former President Bush announced an accelerated schedule pursuant to which, with certain limited exceptions, production of CFCs in the United States was required to cease by January 1, 1996. Approximately 125 countries which are parties to the Montreal Protocol on Substances that Deplete the Ozone Layer agreed to such an accelerated schedule.

Scotsman pioneered the use of hydrofluorocarbon refrigerants, with zero ozone depletion potential, in commercial ice making equipment. All products currently being manufactured by Scotsman are in compliance with the accelerated CFC phase-out schedule.

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

Scotsman has a number of competitors in each product line that it offers. Scotsman believes that IMI Cornelius, plc, is the leading supplier of beverage dispensing equipment in continental Europe, one of the markets in which Whitlenge and Hartek compete. Scotsman does not believe that another single competitor or group of competitors dominates any market for any other product line in which it competes. Most of Scotsman's competitors are small, privately owned companies, although a few are divisions of larger companies.

RESEARCH AND DEVELOPMENT

Scotsman conducts an extensive research and development program in its product fields. These programs seek to develop product improvements and cost reductions, as well as new products. Scotsman's total research and development expenditures for fiscal years 1995, 1994 and 1993 were approximately $4.8 million, $5.1 million and $3.9 million, respectively.

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

GENERAL

CUSTOMERS. Scotsman is not dependent upon any single customer, or upon any single group of customers, and no single customer or related group of customers accounted for 10 percent or more of Scotsman's consolidated revenues in 1995. Delfield, Booth and Whitlenge are, however, each dependent upon a limited number of major customers. Although the loss of one or more of such customers could have a material adverse effect on the sales of Delfield, Booth or Whitlenge, Scotsman does not believe that such a loss would have a material adverse effect on Scotsman as a whole. No material portion of Scotsman's business is subject to renegotiation of profits or termination of contracts at the election of the government.

BACKLOG OF ORDERS. The backlog of unshipped orders at the end of fiscal years 1995 and 1994 was $29.3 million and $23.6 million, respectively. The increase in the backlog of unshipped orders in 1995 was due primarily to the inclusion of approximately $0.7 million in unshipped orders of Hartek and to unusually strong fourth quarter demand for the products of Scotsman's other European operations. Scotsman expects that all of the orders in the backlog at the end of fiscal year 1995 will be shipped during 1996.

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

EMPLOYEES. Scotsman employs approximately 2,182 people, approximately 963 of whom are covered by collective bargaining agreements with various labor unions. Delfield is currently in the process of negotiating a new collective bargaining agreement covering 517 of its employees to replace an existing collective bargaining agreement which expires on April 15, 1996. Relationships with employees of Scotsman have been satisfactory.

ITEM 2.  PROPERTIES

Scotsman's corporate headquarters are located in Scotsman Ice Systems Division's headquarters, a 36,000 square foot facility in Vernon Hills, Illinois which is leased through November 1998. Since 1993, Scotsman has had an option to purchase this property. Scotsman has facilities located in Fairfax, South Carolina, consisting of a 247,000 square foot plant built in 1980 and an 80,000 square foot separate warehouse. The Fairfax facilities are owned by Scotsman and produce ice making machines and commercial refrigeration equipment. Scotsman leases for storage, on a monthly basis, a 3,000 square foot section of a building located in Fairfax. Scotsman also leases a 13,000 square foot distribution facility near Los Angeles under a lease which expires in March 1998.

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

The Company operates two plants in Italy which contain 242,000 and 205,000 square feet, respectively. The larger of these facilities is owned, and the smaller consists of a number of buildings leased under separate leases which expire between December 31, 1996, and January 1, 2002.

Whitlenge's main headquarters and its operations are located in a 76,000 square foot building in Halesowen, England. The building is leased under separate leases which expire from December 24, 2002, through December 24, 2006.

Hartek's main headquarters and its operations are located in a 35,000 square foot building in Radevormwald, Germany which is owned by the Company. Hartek also leases 19,000 square feet of warehousing space in Radevormwald, Germany which is renewable annually until December 1998. Hartek's Austrian distributorship occupies 11,000 square feet in Vienna, Austria which is used primarily for office and warehousing and is leased on an annual basis.

Scotsman considers the condition of its plants and other properties to be generally good and believes the capacity of its plants to be adequate for the current needs of its business. Except as described above, none of the principal properties owned by Scotsman are subject to encumbrances material to the operations of Scotsman.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION RELATING TO INDIANAPOLIS ATHLETIC CLUB FIRE. Delfield, which was acquired by the Company on April 29, 1994, was originally named as a defendant in a number of actions brought in Marion County, Indianapolis, Indiana, arising out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992. The actions included two cases filed in the Marion County Superior Court, Indiana Athletic Club, Inc. v. The Delfield Company, et al, in which the IAC seeks to recover property damages of between $10 to $12 million allegedly incurred in the fire, and Mutz v. The Delfield Company, et al, brought by the estate of Thomas R. Mutz alleging an unspecified amount of damages for the alleged wrongful death of Mr. Mutz in the fire. A number of other actions alleging claims for wrongful death, personal injury and/or property damage were also filed. Although the cause of the fire has not yet been determined, the claimants alleged, in these actions, that a refrigerator manufactured by Delfield caused the fire and asserted negligence, strict liability and breach of warranty claims against Delfield.

Delfield has been dismissed as a defendant in the suits brought by the IAC and the estate of Mr. Mutz. Such dismissals were, however, without prejudice to the rights of those plaintiffs to reinstate their claims against Delfield, and the Company continues to monitor those actions. The plaintiffs in the IAC and the Mutz actions have continued to pursue their claims against the Delfield Division of Alco Standard Corporation ("Alco"). The IAC and the Mutz cases have been consolidated and have been set for trial on January 27, 1997, although the parties anticipate that the Mutz action will be bifurcated from the IAC action prior to trial. All of the other actions in which Delfield was originally named as a defendant have also been dismissed or settled for nominal amounts by Delfield's insurer, except for two cases involving claims for property damage and/or personal injury in which the total damages alleged do not exceed, in the aggregate, $70,000.

Delfield has denied that the refrigerator caused the fire. In addition, Delfield believes that the refrigerator in the IAC at the time of the fire was manufactured, not by Delfield, but by the Delfield Division of Alco prior to the acquisition of the Delfield Division by DFC Holding Corporation ("DFC"), which was in turn acquired by Scotsman. Pursuant to the agreement by which DFC acquired the Delfield Division, Alco is obligated to indemnify Delfield for all losses to Delfield resulting from product liability claims relating to products manufactured by the Delfield Division prior to its acquisition by DFC. Alco has agreed that its indemnity applies to some of the actions arising out of the fire (including the action brought by the IAC) but not all of the actions.

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

No matters were submitted to a vote of security holders during the last fiscal quarter of 1995.

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

NAME AND AGE                                                OFFICE AND EXPERIENCE
------------                                                ---------------------
Richard C. Osborne, 52                             Mr. Osborne is Chairman of the Board and has held that
                                                   position since May 1991.  He is also President, Chief
                                                   Executive Officer and a director of the Company and has
                                                   held those positions since April 1989.

Emanuele Lanzani, 61                               Mr. Lanzani is an Executive Vice President of the
                                                   Company and has held that position since April 1989.  He
                                                   is also the Managing Director, Frimont and Castel MAC.
                                                   Mr. Lanzani has been Managing Director of Castel MAC
                                                   since its acquisition by a wholly-owned subsidiary of
                                                   Household in October 1985 and has been Managing
                                                   Director of Frimont since 1968.

Paolo Faenza, 56                                   Mr. Faenza is General Manager, Castel MAC, and has
                                                   held that position since 1986.

Richard M. Holden, 45                              Mr. Holden is Vice President-Human Resources of the
                                                   Company and has held that position since January 1990.

NAME AND AGE                                                OFFICE AND EXPERIENCE
------------                                                ---------------------
Donald D. Holmes, 58                               Mr. Holmes is Vice President-Finance and Secretary of
                                                   the Company and has held those positions since April
                                                   1989.

Christopher D. Hughes, 49                          Mr. Hughes is a Vice President of the Company and has
                                                   held that position since June 1994.  Mr. Hughes is also
                                                   President of Booth and has held that position since May
                                                   1994.  From 1993 to May 1994, he was Vice
                                                   President/General Manager of the Central and Western
                                                   Transit Operations of Morrison Knudsen Corporation, a
                                                   division engaged in the business of assembling new and
                                                   overhauling used passenger rail cars.  From 1991 to
                                                   1993, Mr. Hughes was Vice President of Operations of
                                                   Scotsman Ice Systems and Scotsman's former Glenco-Star
                                                   division.  From 1989 to 1991, he was President of
                                                   Scotsman's former Halsey Taylor/Consumer Products Division.

Ludwig H. Klein, 53                                Mr. Klein is a Vice President of the Company and has
                                                   held that position since February 1996.  Mr. Klein is also
                                                   Managing Director of Hartek and has held that position
                                                   since February 1995.  From June 1994 until February
                                                   1995, he worked as an independent consultant and
                                                   provided, during that period, consulting services to Hartek and in the capital goods industry.  From July of 1986
                                                   until June of 1994, Mr. Klein held the position of General
                                                   Manager of Haacon Hebetechnik GmbH, a manufacturer
                                                   of industrial lifting equipment.

Kevin E. McCrone, 47                               Mr. McCrone is a Vice President of the Company and has
                                                   held that position since April 1994.  Mr. McCrone is also
                                                   President and Chief Executive Officer of Delfield.  He
                                                   has served as its President and Chief Executive Officer
                                                   since 1984.

Gerardo Palmieri, 56                               Mr. Palmieri is Director-Sales and Marketing, Frimont,
                                                   and has held that position since 1980.

NAME AND AGE                                                OFFICE AND EXPERIENCE
------------                                                ---------------------
Randall C. Rossi, 44                               Mr. Rossi is a Vice President of the Company and has
                                                   held that position since January 1995.  Mr. Rossi is also
                                                   President of Scotsman Ice Systems and has held that
                                                   position since January 1995.  From January 1994 to
                                                   January 1995, he was an Executive Vice President of
                                                   Scotsman Ice Systems.  From 1989 to January 1994, he
                                                   was Vice President-Sales and Marketing of Scotsman Ice
                                                   Systems.

William J. Rotenberry, 41                          Mr. Rotenberry is Vice President - Business
                                                   Development, has been employed by the Company since
                                                   January 1996 and became a Vice President of the
                                                   Company in February 1996.  From 1990 until January
                                                   1996, he was Director of Corporate Development for
                                                   Joslyn Corporation, a diversified manufacturer.

Michael de St. Paer, 50                            Mr. de St. Paer is a Vice President of the Company and
                                                   has held that position since April 1994.  Mr. de St. Paer
                                                   is also Managing Director of Whitlenge and has held that
                                                   position since April 1993. From June 1992 to April 1993
                                                   he was Assistant Managing Director of Whitlenge.  From
                                                   1991 until June 1992, he was the Managing Director and
                                                   a Group Technical Director of Hartek.


                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS.

The information contained in the table entitled "Common Stock" in the 1995 Annual Report and in Note 8 of the "Notes to Consolidated Financial Statements" in the 1995 Annual Report is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data contained in the table entitled "Five Year Summary" in the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Arthur Andersen LLP, independent public accountants, and the consolidated financial statements, together with the notes thereto (as set forth in the List of Financial Statements in Part IV, Item 14 (a)(1), below) in the 1995 Annual Report are incorporated herein by reference. The selected financial data contained in the table entitled "Selected Quarterly Financial Data" in the 1995 Annual Report are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on accounting and financial disclosures during 1995.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained in "Information Regarding Nominees and Directors" and "Compliance with Section 16(a) of the Exchange Act" in the 1996 Proxy Statement is incorporated herein by reference. See also "Executive Officers of the Registrant," Part I, above.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation," "Options and Stock Appreciation Rights," "Pension Plan," "Executive Compensation and Severance Agreements, Including Change of Control Provisions," and "Directors' Fees and Compensation" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the sections entitled "Executive Compensation," "Executive Compensation and Severance Agreements, Including Change of Control Provisions" and "Other Agreements" in the 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   LIST OF FINANCIAL STATEMENTS

The following financial statements, together with the report thereon of Arthur Andersen LLP dated February 7, 1996, appearing in the Company's 1995 Annual Report, are incorporated herein by reference.

Scotsman Industries, Inc. and Subsidiaries:

         Report of Independent Public Accountants

         Consolidated Statement of Income for each of the three years ended December 31, 1995, January 1, 1995, and January 2, 1994.

         Consolidated Balance Sheet as of December 31, 1995, and January 1,
         1995.

         Consolidated Statement of Cash Flows for each of the three years ended December 31, 1995, January 1, 1995, and January 2, 1994.

         Consolidated Statement of Shareholders' Equity for each of the three years ended December 31, 1995, January 1, 1995, and January 2, 1994.

         Notes to Consolidated Financial Statements.

         Five Year Summary.

         Selected Quarterly Financial Data (Unaudited).

(a)(2)   LIST OF FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants on Schedules.

         II       -        Valuation and Qualifying Accounts

(a)(3)   LIST OF EXHIBITS

The following exhibits are filed as part of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk. Unless otherwise indicated, all documents incorporated by reference to prior filings have been filed under Commission File No. 1-10182.

Exhibit 2          -       Agreement for the Sale, Purchase and Assignment of
                           the Entire Share Capital of Hartek Beverage Handling
                           GmbH and Hartek Awagem Vertriebsges, m.b.H., dated
                           December 31, 1995, among Hartek Beverage Handling
                           B.V., Hartwall Bolagen AB, Scotsman Group Inc. and
                           Scotsman Industries, Inc.

Exhibit 3.1        -       Restated Certificate of Incorporation of the Company
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended December 31, 1989).

Exhibit 3.2        -       By-Laws of the Company, as amended (incorporated
                           herein by reference to the Company's 8-K, dated June
                           21, 1991).

Exhibit 4          -       Rights Agreement dated as of April 14, 1989 between
                           Scotsman Industries, Inc. and Harris Trust & Savings
                           Bank (incorporated herein by reference to the Company's 8-K, dated April 25, 1989), as amended by
                           Amendment No. 1 thereto, dated as of January 11, 1994
                           (incorporated herein by reference to Scotsman
                           Industries, Inc. Amendment No. 4 to General Form for
                           Registration of Securities on Form 10/A, as filed with the Commission on January 27, 1994).

Exhibit 10.1       -       Reorganization and Distribution Agreement dated as of
                           March 15, 1989 by and among Household International,
                           Inc., Eljer Industries, Inc., Schwitzer, Inc. and
                           Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25,
                           1989).

Exhibit 10.2       -       Tax Sharing Agreement dated as of March 15, 1989
                           among Household International, Inc., Eljer
                           Industries, Inc., Schwitzer, Inc. and Scotsman
                           Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

Exhibit 10.3       -       Benefits and Labor Agreement dated as of March 15,
                           1989 among Household International, Inc., Eljer
                           Industries, Inc., Schwitzer, Inc. and Scotsman
                           Industries, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December
                           31, 1989).

Exhibit 10.4       -       Reimbursement Agreement dated as of April 14, 1989 by
                           and between Household International, Inc. and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.5       -       Supplemental Reimbursement Agreement dated as of
                           August 4, 1989 among Household International, Inc.,
                           Scotsman Industries, Inc. and Scotsman Group, Inc.
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended December 31, 1989), as amended by Amendment No. 1 thereto, dated as of September 20, 1993 (incorporated herein by reference to the Company's 10-Q for the quarter ended October
                           3, 1993).

Exhibit 10.6       -       Credit Agreement among Scotsman Group Inc. and the
                           other parties named therein, as Borrowers, the Lenders named therein and The First National Bank of
                           Chicago, as Agent, dated as of April 29, 1994
                           (incorporated herein by reference to the Company's
                           10-Q for the quarter ended April 3, 1994), as amended by Amendment No. 1 thereto, dated March 31, 1995
                           (incorporated herein by reference to the Company's
                           10-Q for the quarter ended April 2, 1995).

Exhibit 10.7       -       Amended and Restated Note Purchase Agreement dated as
                           of April 29, 1994, as separately entered into among Scotsman Group Inc., Scotsman Industries, Inc., and each of the following: Connecticut General Life
                           Insurance Company, individually and for the account of one or more separate accounts, Cigna Property and Casualty Insurance Company, INA Life Insurance
                           Company of New York, Life Insurance Company of North
                           America, Ohio National Life Assurance Corporation and
                           Southern Farm Bureau Life Insurance Company
                           (incorporated herein by reference to the Company's
                           10-Q for the quarter ended April 3, 1994).

Exhibit 10.8       -       Promissory Notes in the principal amounts of
                           $5,000,000 and $4,000,000, respectively, each made as of June 30, 1995 by Scotsman Group Inc. to Comerica
                           Bank-Illinois, together with the related
                           Reaffirmation of Guaranty and Consent, dated June 30,
                           1995, by Scotsman Industries, Inc. in favor of Comerica Bank-Illinois.

Exhibit 10.9       -       Reimbursement Agreement, dated March 1, 1988, among
                           Household Manufacturing, Inc., King-Seeley Thermos
                           Co. and the National Westminster Bank PLC, as amended by the Amendments dated as of April 14, 1989, December 12, 1989, June 26, 1992, November 20, 1992,
                           March 17, 1993, among Scotsman Group Inc., Scotsman
                           Industries, Inc. and The Bank of Nova Scotia
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended January 3, 1993) and the Amendment dated April 29, 1994 (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994).

Exhibit 10.10      -       ISDA Master Agreement, dated as of May 19, 1994,
                           including the Schedule thereto, dated as of May 19, 1994, and an Amended Confirmation, dated June 6,
                           1994, between Bank of America Illinois (formerly known as Continental Bank) and Scotsman Group Inc.
                           (incorporated herein by reference to the Company's
                           10-Q for the quarter ended October 2, 1994).

Exhibit 10.11      -       ISDA Master Agreement, dated as of March 3, 1994,
                           including the Schedule and Amended Confirmation (2) thereto, between The First National Bank of Chicago and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995)

Exhibit 10.12*     -       Long-Term Executive Incentive Compensation Plan of
                           Scotsman Industries, Inc., as amended May 21, 1992
                           (incorporated herein by reference to the Company's
                           10-Q for the quarter ended June 28, 1992).

Exhibit 10.13*     -       Scotsman Industries, Inc., Executive Incentive
                           Compensation Program, Plans AA, A-1 and A-2
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended December 30, 1990) and B-1.

Exhibit 10.14*     -       Scotsman Group Inc. Supplemental Tax Reduction
                           Investment Plan, dated as of April 14, 1989
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended December 30, 1990).

Exhibit 10.15*     -       Non-Employee Directors Stock Option Plan, effective
                           as of August 11, 1994 (incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-59397).

Exhibit 10.16*     -       Employment Agreement dated September 16, 1991 between
                           Scotsman Group, Inc. and Richard C. Osborne
                           (incorporated herein by reference to the Company's
                           10-Q for the quarter ended September 29, 1991).

Exhibit 10.17*     -       Employment Agreement dated September 16, 1991 between
                           Scotsman Group, Inc. and Emanuele Lanzani
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended December 29, 1991).

Exhibit 10.18*     -       Employment Agreement dated September 16, 1991 between
                           Scotsman Group, Inc. and Donald D. Holmes
                           (incorporated herein by reference to the Company's
                           10-Q for the quarter ended September 29, 1991).

Exhibit 10.19*     -       Executive Severance Agreement dated as of September
                           16, 1991 between Richard C. Osborne and Scotsman
                           Group, Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29,
                           1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.20*     -       Executive Severance Agreement dated as of September
                           16, 1991 between Emanuele Lanzani and Frimont S.p.A
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended December 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January
                           2, 1994).

Exhibit 10.21*     -       Executive Severance Agreement dated as of September
                           16, 1991 between Donald D. Holmes and Scotsman Group
                           Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29,
                           1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994, between Donald D. Holmes and
                           Scotsman Group, Inc (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                           January 2, 1994).

Exhibit 10.22*     -       Retirement Program for Emanuele Lanzani of Frimont,
                           S.p.A., Subsidiary of King-Seeley Thermos Co. dated
                           July 25, 1984 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December
                           31, 1989).

Exhibit 10.23      -       Agreement dated March 27, 1981 by and between
                           Emanuele Lanzani and King-Seeley Thermos Co. and
                           Frimont, S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December
                           31, 1989), as amended by the Amendment dated March
                           20, 1990 (incorporated herein by reference to the Company's 10-Q for the quarter ended September 30,
                           1990).

Exhibit 10.24      -       Industrial Building Lease Agreement dated September
                           21, 1988 by and between American National Bank and
                           Trust Company of Chicago, as Trustee under Trust
                           Agreement No. 64661 dated June 17, 1985, and
                           Household Manufacturing, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.25      -       Lease Agreement, dated as of April 16, 1993, by and
                           between the Western and Southern Life Insurance
                           Company and Booth, Inc. together with the related
                           Guaranty by Scotsman Group Inc. dated as of April 8,
                           1993 (incorporated herein by reference to the Company's 10-Q for the quarter ended October 2,
                           1993).

Exhibit 10.26      -       First Amendment to the Lease Agreement, dated October
                           27, 1993, by and between the Western and Southern
                           Life Insurance Company and Booth, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995).

Exhibit 10.27      -       Second Amendment to the Lease Agreement, dated
                           December 3, 1993, by and between the Western and Southern Life Insurance Company and Booth, Inc.
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended January 1, 1995).

Exhibit 10.28      -       Agreement and Plan of Merger, dated as of January 11,
                           1994, among Scotsman Industries, Inc., Scotsman
                           Acquisition Corporation, DFC Holding Corporation, The
                           Delfield Company, Onex Corporation, Onex DHC LLC,
                           Pacific Mutual Life Insurance Co., PM Group Life
                           Insurance Co., EJJM, Matthew O. Diggs, Jr., Timothy
                           C. Collins, W. Joseph Manifold, Charles R. McCollom,
                           Anita J. Moffatt Trust, Anita J. Moffatt, Remo
                           Panella, Teddy F. Reed, Robert L. Schafer, Graham E.
                           Tillotson, John A. Tilmann Trust, John A. Tilmann,
                           Kevin E. McCrone, Michael P. McCrone, Ronald A.
                           Anderson and Continental Bank N.A. (incorporated herein by reference to the Company's 8-K, dated
                           January 13, 1994), as amended by the First
                           Amendment thereto, dated as of March 17, 1994
                           (incorporated herein by reference to the Company's
                           10-K for the fiscal year ended January 2, 1994).

         Exhibit 10.29      -       Share Acquisition Agreement, dated as of
                                    January 11, 1994, among Scotsman Industries,
                                    Inc., Whitlenge Acquisition Limited,
                                    Whitlenge Drink Equipment Limited, Timothy
                                    C. Collins, Graham F. Cook, Christopher R.L.
                                    Wheeler, Michael de St. Paer and John
                                    Rushton (incorporated herein by reference to the Company's 8-K, dated January 13,
                                    1994), as amended by the First Amendment thereto, dated as of March 17, 1994
                                    (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                                    January 2, 1994).

         Exhibit 13         -       Those portions of Scotsman's 1995 Annual
                                    Report to Shareholders which are
                                    incorporated herein by reference under Part
                                    I, Item 1, "Financial Information about
                                    Foreign and Domestic Operations," and Part
                                    II, Items 5, 6, 7, and 8 of the Form 10-K, consisting of "Management's Discussion and
                                    Analysis of Financial Condition and Results of Operations," the report of Arthur
                                    Andersen LLP and the consolidated financial statements, together with the notes thereto
                                    (as set forth in the list of financial
                                    statements under Item 14(a)(1)), "Five Year
                                    Summary," "Selected Quarterly Financial
                                    Data" and "Common Stock."

         Exhibit 21         -       List of Subsidiaries

         Exhibit 23         -       Consent of Arthur Andersen LLP

         Exhibit 27         -       Article 5 Financial Data Schedule for the
                                    Fiscal Year Ended December 31, 1995.

         Copies of the exhibits referred to above will be furnished to shareholders upon written request at a cost of fifteen cents per page. Requests should be made to Scotsman Industries, Inc. 775 Corporate Woods Parkway, Vernon Hills, Illinois 60061, Attention: Donald D. Holmes, Secretary.

(B)      REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the quarterly period ended December 31, 1995.

(C)      EXHIBITS

The exhibits required under this Item 14(c) are filed as a separate section of this report.

(D)      FINANCIAL STATEMENT SCHEDULES

See pages 21 through 22 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1996                SCOTSMAN INDUSTRIES, INC.



                                      BY:  /s/  R.C. Osborne
                                          --------------------------------------
                                           R.C. Osborne, Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Scotsman and in the capacities and on the dates indicated.

               Signature                                 Title                          Date
               ---------                                 -----                          ----
/s/  R.C. Osborne                     ,  Chairman of the Board, President,              March 28, 1996
--------------------------------------   Chief Executive Officer & Director
(R.C. Osborne)                           (Principal Executive Officer)


/s/ D.C. Clark                        ,  Director                                       March 28, 1996
--------------------------------------
(D.C. Clark)


/s/ T.C. Collins                      ,  Director                                       March 28, 1996
--------------------------------------
(T.C. Collins)


/s/ F.W. Considine                    ,  Director                                       March 28, 1996
--------------------------------------
(F.W. Considine)


/s/ M.O. Diggs, Jr.                   ,  Director                                       March 28, 1996
--------------------------------------
(M.O. Diggs, Jr.)


/s/ G.D. Kennedy                      ,  Director                                       March 28, 1996
--------------------------------------
(G.D. Kennedy)


/s/ J.J. O'Connor                     ,  Director                                       March 28, 1996
--------------------------------------
(J.J. O'Connor)


/s/ R.G. Rettig                       ,  Director                                       March 28, 1996
--------------------------------------
(R.G. Rettig)


/s/ D.D. Holmes                       ,  Vice President-Finance and                     March 28, 1996
--------------------------------------   Secretary (Principal Financial &
(D.D. Holmes)                            Accounting Officer)

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Shareholders of Scotsman Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Scotsman Industries, Inc.'s 1995 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1996. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in accounting for post-retirement benefits other than pensions, post-employment expenses and income taxes effective January 4, 1993, as discussed in Note 10 and Note 12 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


Chicago, Illinois
February 7, 1996

                           SCOTSMAN INDUSTRIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                         Additions
                                   ----------------------
                                   Charged      Charged
                      Balance at      to          to                      Balance
                      Beginning     Costs/       Other                    at End
                      of Period    Expenses   Accounts(A)   Deductions   of Period
                      ---------    --------   -----------   ----------   ---------
1993 -
Accounts Receivable
  Reserves              $1,260       $ 453       $ 103        $(268)      $1,548
                        ======       =====       =====        =====       ======

1994 -
Accounts Receivable
  Reserves              $1,548       $ 430       $ 716        $(398)      $2,296
                        ======       =====       =====        =====       ======

1995 -
Accounts Receivable
 Reserves               $2,296       $ 645       $ 572        $(553)      $2,960
                        ======       =====       =====        =====       ======

--------------

(A) Includes the translation impact and also includes increases due to inclusion of the accounts receivable reserves of the acquired businesses as of the date of their acquisition by the Company.

                                 EXHIBIT INDEX

Exhibit                                                                                                   Page Number
Number                                           Description(1)                                           of Exhibit
-------                                          --------------                                           -----------
   2           Agreement for the Sale, Purchase and Assignment of the Entire Share
               Capital of Hartek Beverage Handling GmbH and Hartek Awagem
               Vertriebsges, m.b.H., dated December 31, 1995, among Hartek
               Beverage Handling B.V., Hartwall Bolagen AB, Scotsman Group Inc.
               and Scotsman Industries, Inc.

  3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's 10-K for the fiscal year ended
               December 31, 1989).

  3.2 By-Laws of the Company, as amended (incorporated herein by reference to the Company's 8-K, dated June 21, 1991).

   4           Rights Agreement dated as of April 14, 1989 between Scotsman
               Industries, Inc. and Harris Trust & Savings Bank (incorporated herein by reference to the Company's 8-K, dated April 25, 1989), as amended by Amendment No. 1 thereto, dated as of January 11, 1994
               (incorporated herein by reference to Scotsman Industries, Inc.
               Amendment No. 4 to General Form for Registration of Securities on
               Form 10/A, as filed with the Commission on January 27, 1994).

 10.1          Reorganization and Distribution Agreement dated as of March 15,
               1989 by and among Household International, Inc., Eljer Industries,
               Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

 10.2          Tax Sharing Agreement dated as of March 15, 1989 among Household
               International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and
               Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

 10.3          Benefits and Labor Agreement dated as of March 15, 1989 among
               Household International, Inc., Eljer Industries, Inc., Schwitzer, Inc.
               and Scotsman Industries, Inc. (incorporated herein by reference to the
               Company's 10-K for the fiscal year ended December 31, 1989).

 10.4          Reimbursement Agreement dated as of April 14, 1989 by and between
               Household International, Inc. and Scotsman Group, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended
               December 31, 1989).

Exhibit                                                                                                   Page Number
Number                                           Description(1)                                           of Exhibit
-------                                          --------------                                           -----------
 10.5          Supplemental Reimbursement Agreement dated as of August 4, 1989 among Household International, Inc., Scotsman Industries, Inc. and
               Scotsman Group, Inc. (incorporated herein by reference to the
               Company's 10-K for the fiscal year ended December 31, 1989), as amended by Amendment No. 1 thereto, dated as of September 20,
               1993 (incorporated herein by reference to the Company's 10-Q for the quarter ended October 3, 1993).

 10.6          Credit Agreement among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein and The First
               National Bank of Chicago, as Agent, dated as of April 29, 1994
               (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994), as amended by Amendment No. 1 thereto, dated March 31, 1995 (incorporated herein by reference to the
               Company's 10-Q for the quarter ended April 2, 1995).

 10.7          Amended and Restated Note Purchase Agreement dated as of April 29,
               1994, as separately entered into among Scotsman Group Inc.,
               Scotsman Industries, Inc., and each of the following:  Connecticut
               General Life Insurance Company, individually and for the account of one or more separate accounts, Cigna Property and Casualty Insurance
               Company, INA Life Insurance Company of New York, Life Insurance
               Company of North America, Ohio National Life Assurance
               Corporation and Southern Farm Bureau Life Insurance Company
               (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994).

 10.8 Promissory Notes in the principal amounts of $5,000,000 and $4,000,000, respectively, each made as of June 30, 1995 by Scotsman
               Group Inc. to Comerica Bank-Illinois, together with the related
               Reaffirmation of Guaranty and Consent, dated June 30, 1995, by
               Scotsman Industries, Inc. in favor of Comerica Bank-Illinois.

 10.9          Reimbursement Agreement, dated March 1, 1988, among Household
               Manufacturing, Inc., King-Seeley Thermos Co. and the National
               Westminster Bank PLC, as amended by the Amendments dated as of
               April 14, 1989, December 12, 1989, June 26, 1992, November 20,
               1992, March 17, 1993, among Scotsman Group Inc., Scotsman
               Industries, Inc. and The Bank of Nova Scotia (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3,
               1993) and the Amendment dated April 29, 1994 (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3,
               1994).

Exhibit                                                                                                   Page Number
Number                                           Description(1)                                           of Exhibit
-------                                          --------------                                           -----------
 10.10         ISDA Master Agreement, dated as of May 19, 1994, including the Schedule thereto, dated as of May 19, 1994, and an
               Amended Confirmation, dated June 6, 1994, between Bank of
               America Illinois (formerly known as Continental Bank) and
               Scotsman Group Inc. (incorporated herein by reference to the
               Company's 10-Q for the quarter ended October 2, 1994).

 10.11 ISDA Master Agreement, dated as of March 3, 1994, including the Schedule and Amended Confirmation (2) thereto, between The First National Bank of Chicago and Scotsman Group Inc.
               (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995)

 10.12         Long-Term Executive Incentive Compensation Plan of Scotsman
               Industries, Inc., as amended May 21, 1992 (incorporated herein by reference to the Company's 10-Q for the quarter ended June 28, 1992).

 10.13         Scotsman Industries, Inc., Executive Incentive Compensation
               Program, Plans AA, A-1 and A-2 (incorporated herein by reference to the Company's 10-K for the fiscal year ended
               December 30, 1990) and B-1.

 10.14 Scotsman Group Inc. Supplemental Tax Reduction Investment Plan, dated as of April 14, 1989 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 30, 1990).

 10.15         Non-Employee Directors Stock Option Plan, effective as of August 11,
               1994 (incorporated herein by reference to the Company's Registration
               Statement on Form S-8, No. 33-59397).

 10.16         Employment Agreement dated September 16, 1991 between Scotsman
               Group, Inc. and Richard C. Osborne (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

 10.17         Employment Agreement dated September 16, 1991 between Scotsman
               Group, Inc. and Emanuele Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991).

 10.18         Employment Agreement dated September 16, 1991 between Scotsman
               Group, Inc. and Donald D. Holmes (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

 10.19 Executive Severance Agreement dated as of September 16, 1991 between Richard C. Osborne and Scotsman Group, Inc.
               (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994
               (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit                                                                                                   Page Number
Number                                           Description(1)                                           of Exhibit
-------                                          --------------                                           -----------
 10.20         Executive Severance Agreement dated as of September 16, 1991 between Emanuele Lanzani and Frimont S.p.A (incorporated
               herein by reference to the Company's 10-K for the fiscal
               year ended December 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended
               January 2, 1994).

 10.21 Executive Severance Agreement dated as of September 16, 1991 between Donald D. Holmes and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended
               September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994, between Donald D. Holmes and Scotsman
               Group, Inc (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

 10.22         Retirement Program for Emanuele Lanzani of Frimont, S.p.A.,
               Subsidiary of King-Seeley Thermos Co. dated July 25, 1984
               (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

 10.23         Agreement dated March 27, 1981 by and between Emanuele
               Lanzani and King-Seeley Thermos Co. and Frimont, S.p.A.
               (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989), as amended by the Amendment dated March 20, 1990 (incorporated herein by reference to the Company's 10-Q for the quarter ended
               September 30, 1990).

 10.24 Industrial Building Lease Agreement dated September 21, 1988 by and between American National Bank and Trust Company of Chicago, as Trustee under Trust Agreement No. 64661 dated
               June 17, 1985, and Household Manufacturing, Inc.
               (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

 10.25 Lease Agreement, dated as of April 16, 1993, by and between the Western and Southern Life Insurance Company and Booth,
               Inc. together with the related Guaranty by Scotsman Group
               Inc. dated as of April 8, 1993 (incorporated herein by reference to the Company's 10- Q for the quarter ended
               October 2, 1993).

 10.26         First Amendment to the Lease Agreement, dated October 27,
               1993, by and between the Western and Southern Life Insurance
               Company and Booth, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995)

 10.27         Second Amendment to the Lease Agreement, dated December 3,
               1993, by and between the Western and Southern Life Insurance
               Company and Booth, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995)

Exhibit                                                                                                   Page Number
Number                                           Description(1)                                           of Exhibit
-------                                          --------------                                           -----------
 10.28         Agreement and Plan of Merger, dated as of January 11, 1994, among
               Scotsman Industries, Inc., Scotsman Acquisition Corporation, DFC
               Holding Corporation, The Delfield Company, Onex Corporation,
               Onex DHC LLC, Pacific Mutual Life Insurance Co., PM Group Life
               Insurance Co., EJJM, Matthew O. Diggs, Jr., Timothy C. Collins,
               W. Joseph Manifold, Charles R. McCollom, Anita J. Moffatt Trust,
               Anita J. Moffatt, Remo Panella, Teddy F. Reed, Robert L. Schafer,
               Graham E. Tillotson, John A. Tilmann Trust, John A. Tilmann, Kevin
               E. McCrone, Michael P. McCrone, Ronald A. Anderson and
               Continental Bank N.A. (incorporated herein by reference to the
               Company's 8-K, dated January 13, 1994), as amended by the First
               Amendment thereto, dated as of March 17, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January
               2, 1994).

 10.29         Share Acquisition Agreement, dated as of January 11, 1994, among
               Scotsman Industries, Inc., Whitlenge Acquisition Limited, Whitlenge
               Drink Equipment Limited, Timothy C. Collins, Graham F. Cook,
               Christopher R.L. Wheeler, Michael de St. Paer and John Rushton
               (incorporated herein by reference to the Company's 8-K, dated
               January 13, 1994), as amended by the First Amendment thereto, dated as of March 17, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

  13           Those portions of Scotsman's 1995 Annual Report to Shareholders which are incorporated herein by reference under Part I, Item 1,
               "Financial Information about Foreign and Domestic Operations," and
               Part II, Items 5, 6, 7, and 8 of the Form 10-K, consisting of
               "Management's Discussion and Analysis of Financial Condition and
               Results of Operations," the report of Arthur Andersen LLP and the consolidated financial statements, together with the notes thereto (as set forth in the list of financial statements under Item 14(a)(1)), "Five
               Year Summary," "Selected Quarterly Financial Data" and "Common
               Stock."

  21           List of Subsidiaries

  23           Consent of Arthur Andersen LLP

  27           Article 5 Financial Data Schedule for the Fiscal Year Ended December
               31, 1995.


(1) Unless otherwise indicated, all documents incorporated herein by reference to prior filings have been incorporated by reference to filings made under Commission File No. 1-10182.