Form 10-Q
period 1996-03-31
SCOTSMAN INDUSTRIES INC
filed 1996-05-14
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                               March 31, 1996



      [ ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number  1-10182
                                                              -------

                        Scotsman Industries, Inc.
        -------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                           36-3635892
    -------------------------    ------------------------------------
    (State of Incorporation)     (I.R.S. Employer Identification No.)

   775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
   ----------------------------------------------------------
   (Address of principal executive offices)        (Zip code)

   Registrant's telephone number, including area code: (847) 215-4500
                                                       --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     x       No
             --------      -----

   At May 8, 1996 there were 8,966,735 shares of registrant's common stock
      -----------            ---------
   outstanding.

                          SCOTSMAN INDUSTRIES, INC.
                         --------------------------

                                  FORM 10-Q
                                 ---------

                               March 31, 1996
                              ---------------


                                    INDEX
                                   ------


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

   PART II--OTHER INFORMATION:

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

      PART I--FINANCIAL INFORMATION
     -----------------------------
              ITEM 1.  Financial Statements
              -----------------------------


                                               SCOTSMAN INDUSTRIES, INC.
                                               --------------------------
                                             CONDENSED STATEMENT OF INCOME
                                             ------------------------------
                                                      (Unaudited)
                                                     ------------
                                        (In thousands, except per-share amount)
                                       ----------------------------------------


                                                  For the Three
                                                 Months Ended
                                         ----------------------------
                                         Mar. 31,          Apr. 2,
                                           1996             1995
                                          -------            ------

     Net sales                            $85,533         $76,074

     Cost of sales                         62,130          55,874
                                          --------         -------

             Gross profit                 $23,403         $20,200

     Selling and administrative expenses   15,023          13,223
                                          --------         -------

     Income from operations               $ 8,380         $ 6,977

     Interest expense, net                  1,415           1,577
                                          --------         -------

     Income before income taxes           $ 6,965         $ 5,400

     Income taxes                           3,346           2,570
                                          --------         -------

     Net income                           $ 3,619         $ 2,830

     Preferred stock dividends                310             310
                                          --------         -------
     Net income available
       to common shareholders             $ 3,309         $ 2,520
                                          ========         =======

     Net income per share (i):
       Primary                            $  0.36         $  0.29
                                          ========         =======
       Fully diluted                      $  0.34         $  0.27
                                          ========         =======

    PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
        -----------------------------








   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------


   (i) Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 9,140,363 and 8,565,289, for the three months ended March 31, 1996 and April 2, 1995, respectively.

        The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the three months ended March 31, 1996, and April 2, 1995 were 10,669,965 and 10,640,578, respectively.




   See notes to unaudited condensed financial statements.

                                                     SCOTSMAN INDUSTRIES, INC.
                                                     CONDENSED BALANCE SHEET
                                                          (In thousands)
                                                         ---------------

                                                         Mar. 31,        Dec. 31,
               A S S E T S                                1996             1995
               -----------                             -----------       -----------
                                                       (unaudited)

     CURRENT ASSETS:
              Cash and temporary cash investments         $ 14,883       $ 15,808
              Trade accounts receivable, net of
                reserves of $3,112 and $2,960               63,287         54,500
              Inventories                                   56,161         52,251
              Deferred income taxes                          5,625          5,690
              Other current assets                           3,459          3,093
                      Total current assets                $143,415       $131,342

     PROPERTIES AND EQUIPMENT, net of
              accumulated depreciation of $40,689
              and $39,531                                  46,278          46,373

     GOODWILL, net                                         93,898          94,732

     OTHER NONCURRENT ASSETS                                3,970           3,496
                                                          --------         -------
                                                         $287,561        $275,943
                                                          ========         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    -------------------------------------

     CURRENT LIABILITIES:
              Short-term debt and current maturities
                of long-term debt and capitalized
                lease obligations                        $   4,976       $  13,037
              Trade accounts payable                        31,340          24,174
              Accrued income taxes                           7,760           4,491
              Accrued expenses                              32,662          34,812
                                                          --------         -------
                      Total current liabilities           $ 76,738        $ 76,514

     LONG-TERM DEBT AND CAPITALIZED LEASE
              OBLIGATIONS                                   83,372          74,719

     DEFERRED INCOME TAXES                                   3,835           3,814

     OTHER NONCURRENT LIABILITIES                            8,534           8,577
                                                           --------        --------
               Total liabilities                          $172,479        $163,624
                                                          ========        ========
     SHAREHOLDERS' EQUITY:
              Common stock, $.10 par value                $    915        $    915
              Preferred stock, $1.00 par value               1,998           2,000
              Additional paid in capital                    70,516          70,514
              Retained earnings                             48,317          45,232
              Deferred compensation and
                unrecognized pension cost                      (59)            (88)
              Foreign currency translation adjustments      (5,263)         (4,911)
              Less:  Common stock held in treasury          (1,342)         (1,343)
                                                          --------        --------
                   Total Shareholders' Equity             $115,082        $112,319
                                                          --------        --------
                                                          $287,561        $275,943
                                                          ========        ========

     See notes to unaudited condensed financial statements.


                                                     SCOTSMAN INDUSTRIES, INC.
                                                CONDENSED STATEMENT OF CASH FLOWS
                                                           (Unaudited)
                                                          (In Thousands)
                                                     ------------------

                                                                  For the Three
                                                                  Months Ended
                                                              -----------------
                                                              Mar. 31,        Apr. 2,
                                                              1996            1995
                                                              ----------      ---------
     CASH FLOW FROM OPERATING ACTIVITIES:
              Net income                                      $  3,619       $  2,830
              Adjustments to reconcile net income to
                net cash provided by operating activities-
                  Depreciation and amortization                  1,980         1,824
              Change in assets and liabilities-
                Trade accounts receivable                       (8,654)       (5,126)
                Inventories                                     (3,947)       (4,412)
                Trade accounts payable and other
                  liabilities                                    8,069         5,088
                Other, net                                        (485)         (146)
                                                            ----------      ---------
          Net cash provided by
                operating activities                          $    582      $     58
                                                            ----------      ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
              Investment in properties and equipment          $ (1,451)     $ (2,043)
             Proceeds from disposal of property,
               plant and equipment                                  89            47
                                                            ----------      ---------
              Net cash used in investing activities           $ (1,362)     $ (1,996)
                                                            ----------      ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
              Principal payments under long-term debt
               and capitalized lease obligations             $ (2,101)      $    (55)
              Issuance of long-term debt                       10,866          3,000
              Dividends paid to shareholders                     (534)          (517)
              Short-term debt, net                             (7,927)           694
                                                            ----------      ---------

              Net cash provided by financing activities      $    304       $  3,122
                                                            ----------      ---------
             Effect of exchange rate changes on cash
               and temporary cash investments                    (449)           218

     NET (DECREASE) INCREASE IN CASH AND TEMPORARY CASH
              INVESTMENTS                                    $   (925)      $  1,402




     CASH AND TEMPORARY CASH INVESTMENTS, beginning
              of period                                         15,808          9,770

     CASH AND TEMPORARY CASH INVESTMENTS,                   ----------      ---------
              end of period                                   $ 14,883       $ 11,172
                                                            ==========      =========
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
        Interest                                             $  1,411       $  1,115
                                                            ==========      =========
        Income taxes                                         $    163       $  1,344
                                                            ==========      =========

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES:
       Investment in properties and equipment through
         issuance of capitalized lease obligations           $    (42)      $    (32)
                                                             ==========      =========
       Issuance of common stock for acquisition              $     --       $(12,089)
                                                             ==========      =========

     See notes to unaudited condensed financial statements.

                           SCOTSMAN INDUSTRIES, INC.
                          --------------------------


              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
              --------------------------------------------------


   (1) BASIS OF PRESENTATION:
   -------------------------

   The condensed consolidated financial statements include the accounts of Scotsman Industries, Inc. and its consolidated subsidiaries (the "Company").

   All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended December 31, 1995, appearing in the Company's 1995 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the aforementioned Annual Report.

   (2) INVENTORIES:
   ---------------

   Inventories consisted of the following (in thousands):

                                 Mar. 31,        Dec. 31,
                                   1996            1995
                                 --------        --------

        Finished goods           $25,914         $21,604
        Work-in-process            9,202           8,023
        Raw materials             21,045          22,624
                                 -------         -------
           Total inventories     $56,161         $52,251
                                 =======         =======

   (3)  ACQUISITION OF HARTEK:
   --------------------------


   The Company's Scotsman Group Inc. subsidiary acquired on December 31, 1995, the stock of Hartek Beverage Handling GmbH and the stock of Hartek Awagem Vertriebsges. m.b.H., a beverage dispensing manufacturer and a small distributor of Hartek and other products located in Radevormwald, Germany and Vienna, Austria, respectively (collectively, "Hartek"). Hartek had 1995 annual sales of approximately $24 million. The method of accounting used for the combination was the purchase method. The results of Hartek have been included in the income statements for the Company as of the date of acquisition, December 31, 1995. Hartek was acquired for $4.8 million, subject to adjustment based on the terms of the purchase agreement, and no shares of stock were or will be issued as a result of the acquisition. The cash outlay was offset by cash on the books of Hartek at closing of $3.3 million. Preliminary goodwill of $1.9 million has been recorded and will be finalized within 12 months of the acquisition. The amount of goodwill from the acquisition will be amortized for book purposes over 40 years using the straight-line method. Under the terms of the agreement governing the purchase of Hartek, the Company is required to pay to the seller 75 percent of the actual amount of any tax saving realized by Hartek in respect of each of its financial years ended on December 31, 1996, 1997 and 1998 through the use of the amount of any tax loss carry forward available to Hartek as of December 31, 1995, in reduction of taxable profits for those financial years 1996 through 1998. This additional consideration is not to exceed an amount of 2.2 million deutsche marks or, as of March 31, 1996, approximately $1.5 million. In addition, Scotsman also assumed Hartek debt of approximately $6.4 million.

   Pro forma first quarter 1995 unaudited sales for the Company, as if Hartek were acquired on the first day of fiscal year 1995, would have been $82 million. Pro forma information relating to net income and earnings per share has not been presented as the pro forma impact of those numbers on the Company's results was not material. Pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above.

                   SCOTSMAN INDUSTRIES, INC.
                 --------------------------


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   ------------------------------------------------------------


   Results of Operations
   ---------------------

   The Company reported record first quarter sales and earnings in 1996. Net sales for the first quarter of 1996 were $85.5 million, up $9.5 million or 12 percent from sales for the first quarter of 1995. First quarter 1996 results include sales of $6.2 million from Hartek, which was acquired on December 31, 1995. Net income for the first quarter of 1996 was $3.6 million, up $0.8 million or 28 percent compared to the first quarter of 1995. The impact of changes in foreign exchange rates did not have a significant impact on the comparison of the results of operations between the first quarter of 1996 and the first quarter of 1995.

   Scotsman's worldwide ice machine sales, representing approximately half of the Company's sales for the first quarter of 1996, were up 13 percent in U.S. dollars compared with the first quarter of 1995. Ice machine sales were up over 20 percent in Europe and 7 percent in the United States, which reflects continued strength in the European ice machine markets and an increase in market share in the United States.

   First quarter 1996 sales of beverage dispensing equipment, representing approximately 20 percent of the Company's sales for the quarter, were up approximately 80 percent compared to the same period of the prior year. Excluding Hartek sales from 1996 results, beverage dispensing sales were up 14 percent when compared to the first quarter of the prior year. Whitlenge, the Company's U.K.-based beverage dispensing business, recorded sales gains of more than 30 percent for the quarter which was the result of increased export initiatives.

    Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   ------------------------------------------------------------


   Results of Operations - continued
   ---------------------


   Sales of food preparation and storage equipment, representing slightly more than one quarter of the Company's sales in the first quarter of 1996, decreased 9 percent for the quarter compared to the first quarter of the prior year. Lower national account sales at Delfield, along with a lower volume of European bakery equipment sales, were the primary contributors to that decrease.

   The Company's gross profit increased by $3.2 million compared with the first quarter of 1995. Gross profit margin increased 0.8 points, from
   26.6 percent to 27.4 percent of sales, as the Company benefitted from moderate price increases in some products and improved gross profit margins in food preparation and storage equipment which reflected productivity improvements resulting from the implementation of cell manufacturing in 1996. Also, Booth/Crystal Tips had improved gross margins which continued its recent trend of productivity gains following the relocation of that business.

   Selling and administrative expenses increased by $1.8 million or 14 percent when compared to the first quarter of 1995. The increase in selling and administrative expenses was primarily attributable to the inclusion of Hartek results for the first quarter of 1996.

   Income from operations increased by $1.4 million or 20 percent which reflects the impact of strong worldwide ice machine sales, the impact of substantial increased sales volume in the Whitlenge dispensing business, and also the contribution to profits by the newly-acquired Hartek business.

   Interest expense, net, decreased by $0.2 million or 10 percent when compared to the prior year's first quarter, primarily the result of the slightly lower domestic borrowings during the first quarter of 1996 compared to the first quarter of 1995.

   The Company's overall tax rate for the first quarter of 1996 was 48.0 percent compared with 47.6 percent for the prior-year period. This higher rate is primarily attributable to a greater percentage of earnings from higher-taxed foreign operations.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   ------------------------------------------------------------




   Financial Condition
   -------------------


   Cash and temporary cash investments decreased by $0.9 million from December of 1995 reflecting lower cash balances at the Company's foreign subsidiaries. Inventory increased by $3.9 million from December of 1995, which reflects normal seasonal activity in anticipation of the Company's major selling season. Accounts receivable was $8.7 million higher than December 1995 primarily resulting from the sales increase when comparing the first quarter of
   1996 to the fourth quarter of 1995.   Trade accounts payable was $7.1
   million higher than December 1995 which also reflects the increased inventory purchases. The changes in accounts receivable, inventory and accounts payable from December 1995 have been presented excluding the impact of foreign exchange on those categories.

   Shareholders' equity also increased $2.8 million from December 1995 which reflects net income of the first quarter, partially offset by the impact of dividends and changes in accumulated translation adjustments.

   Short-term debt of $6.4 million assumed in the acquisition of Hartek was replaced in the first quarter of 1996 with lower cost long-term debt. The debt-to-capital ratio at March 1996 was 43 percent compared with 44 percent at December 1995.

   On February 15, 1996 the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 29, 1996.

    PART II.  OTHER INFORMATION
   ---------------------------

        Item 6.   Exhibits and Reports
                     on Form 8-K
                  --------------------

                  (a)  Exhibits

                       Exhibit 27 Article 5 Financial Data Schedule for the Period Ended March 31, 1996.

                  (b) The Registrant filed no reports on Form 8-K during the quarterly period ended March 31, 1996.

                                   SIGNATURE

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCOTSMAN INDUSTRIES, INC.



   Date  May 13, 1996                 By:/s/ Donald D. Holmes
         ------------                    --------------------
                                           Donald D. Holmes
                                           Vice President-Finance
                                           and Secretary