Form 10-Q
period 1996-06-30
SCOTSMAN INDUSTRIES INC
filed 1996-08-13
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended
                          June 30, 1996




[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                                  Commission file number  1-10182
                                                          -------

                     Scotsman Industries, Inc.
     --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

    Delaware                           36-3635892
- -----------------------      ------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
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

     Yes    x       No
          -----         ----

At August 5, 1996 there were 9,257,014 shares of registrant's
   --------------            ---------
common stock outstanding.

                    SCOTSMAN INDUSTRIES, INC.

                            FORM 10-Q

                          June 30, 1996
                          -------------

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

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
     -----------------------------

                    SCOTSMAN INDUSTRIES, INC.
                  CONDENSED STATEMENT OF INCOME
                           (Unaudited)
                           -----------
             (In thousands, except per-share amount)
             ---------------------------------------

                                           For the Three
                                            Months Ended
                                      --------------------------
                                      June 30,          July 2,
                                        1996             1995
                                      --------         -------
Net sales                             $104,423         $90,363

Cost of sales                           73,562          64,471
                                       -------          ------
        Gross profit                  $ 30,861         $25,892

Selling and administrative expenses     15,854          13,627
                                       -------          ------
Income from operations                $ 15,007         $12,265

Interest expense, net                    1,422           1,744
                                       -------          ------
Income before income taxes            $ 13,585         $10,521

Income taxes                             6,520           4,792
                                      --------          ------
Net income                            $  7,065         $ 5,729

Preferred stock dividends                  252             310
                                      --------          ------
Net income available
  to common shareholders              $  6,813         $ 5,419
                                       =======          ======
Net income per share (i):
  Primary                             $   0.73         $  0.59
                                       =======          ======
  Fully diluted                       $   0.66         $  0.54
                                       =======          ======

PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
     -----------------------------







CONDENSED STATEMENT OF INCOME - continued
- -----------------------------

(i)  PRIMARY:
     Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 9,315,726 and 9,128,141 for the three months ended June 30, 1996, and July 2, 1995, respectively. The computation includes the dilutive impact of common stock options outstanding.

     FULLY DILUTED:
     The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the three months ended June 30, 1996, and July 2, 1995, were 10,701,692 and 10,653,582, respectively.




See notes to unaudited condensed financial statements.

PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
     -----------------------------




                    SCOTSMAN INDUSTRIES, INC.
                  CONDENSED STATEMENT OF INCOME
                           (Unaudited)
                           -----------
             (In thousands, except per-share amount)
             ---------------------------------------

                                             For the Six
                                             Months Ended
                                       -------------------------
                                       June 30,         July 2,
                                         1996             1995
                                        -------         -------
Net sales                              $189,956        $166,437

Cost of sales                           135,692         120,345
                                        -------         -------
        Gross profit                   $ 54,264        $ 46,092

Selling and administrative expenses      30,877          26,850
                                        -------         -------
Income from operations                 $ 23,387        $ 19,242

Interest expense, net                     2,837           3,321
                                        -------         -------
Income before income taxes             $ 20,550        $ 15,921

Income taxes                              9,866           7,362
                                        -------         -------
Net income                             $ 10,684        $  8,559

Preferred stock dividends                   562             620
                                        -------         -------
Net income available
  to common shareholders               $ 10,122        $  7,939
                                        =======         =======
Net income per share (i):
  Primary                              $   1.10        $   0.90
                                        =======         =======
  Fully diluted                        $   1.00        $   0.80
                                        =======         =======

PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
     -----------------------------







CONDENSED STATEMENT OF INCOME - continued
- -----------------------------

(i)  PRIMARY:
     Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 9,228,046 and 8,846,717 for the six months ended June 30, 1996, and July 2, 1995, respectively. The computation includes the dilutive impact of common stock options outstanding.

     FULLY DILUTED:
     The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the date of the acquisition of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the six months ended June 30, 1996, and July 2, 1995, were 10,700,100 and 10,648,992, respectively.




See notes to unaudited condensed financial statements.

                                           SCOTSMAN INDUSTRIES, INC.
                                            CONDENSED BALANCE SHEET
                                                (In thousands)
                                                --------------
                                                 June 30,         Dec. 31,
               A S S E T S                         1996             1995
                                                ----------        ----------
                                                (unaudited)
CURRENT ASSETS:
     Cash and temporary cash investments         $ 16,699          $ 15,808
     Trade accounts receivable, net of
       reserves of $3,161 and $2,960               77,413            54,500
     Inventories                                   54,703            52,251
     Deferred income taxes                          5,558             5,690
     Other current assets                           2,960             3,093
                                                ----------        ----------
          Total current assets                   $157,333          $131,342

PROPERTIES AND EQUIPMENT, net of
   accumulated depreciation of $42,011
   and $39,531                                     46,772            46,373

GOODWILL, net                                      94,566            94,732

OTHER NONCURRENT ASSETS                             3,429             3,496
                                                ----------        ----------
                                                 $302,100          $275,943
                                                ==========        ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt and current maturities
       of long-term debt and capitalized
       lease obligations                         $  3,133          $ 13,037
     Trade accounts payable                        34,830            24,174
     Accrued income taxes                          10,333             4,491
     Accrued expenses                              34,549            34,812
                                                ----------        ----------
          Total current liabilities              $ 82,845          $ 76,514

LONG-TERM DEBT AND CAPITALIZED LEASE
   OBLIGATIONS                                     83,712            74,719

DEFERRED INCOME TAXES                               4,163             3,814

OTHER NONCURRENT LIABILITIES                        8,725             8,577
                                                ----------        ----------
          Total liabilities                      $179,445          $163,624
                                                ==========        ==========
SHAREHOLDERS' EQUITY:
     Common stock, $.10 par value                $    944          $    915
     Preferred stock, $1.00 par value               1,625             2,000
     Additional paid in capital                    70,983            70,514
     Retained earnings                             54,898            45,232
     Deferred compensation and
       unrecognized pension cost                     (148)              (88)
     Foreign currency translation adjustments      (4,305)           (4,911)
     Less:  Common stock held in treasury          (1,342)           (1,343)
                                                ----------        ----------
          Total Shareholders' Equity             $122,655          $112,319
                                                ----------        ----------
                                                 $302,100          $275,943
                                                ==========        ==========

See notes to unaudited condensed financial statements.

                           SCOTSMAN INDUSTRIES, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)
                                --------------
                                                          For the Six
                                                          Months Ended
                                                       -----------------------
                                                         June 30,     July 2,
                                                           1996        1995
                                                       ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                         $ 10,684     $  8,559
     Adjustments to reconcile net income to
       net cash provided by operating activities-
         Depreciation and amortization                     4,333        3,647
     Change in assets and liabilities-
       Trade accounts receivable                         (22,235)     (18,486)
       Inventories                                        (2,290)      (1,790)
       Trade accounts payable and other
         liabilities                                      15,577        4,313
       Other, net                                           (113)       1,987
                                                       ----------   ----------
     Net cash provided by (used in)
       operating activities                             $  5,956     $ (1,770)
                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in properties and equipment             $ (3,360)    $ (3,233)
     Proceeds from disposal of property,
       plant and equipment                                   178           63
     Acquisition of Hartek                                  (231)           -
                                                       ----------   ----------
     Net cash used in investing activities              $ (3,413)    $ (3,170)
                                                       ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under long-term debt
       and capitalized lease obligations                $ (5,340)    $   (111)

     Issuance of long-term debt                           14,517        9,000
     Dividends paid to shareholders                       (1,068)      (1,050)
     Short-term debt, net                                 (9,755)      (1,619)
                                                       ----------   ----------
     Net cash (used in) provided by
       financing activities                             $ (1,646)    $  6,220
                                                       ----------   ----------
     Effect of exchange rate changes on cash
       and temporary cash investments                         (6)         242

NET INCREASE IN CASH AND TEMPORARY CASH
     INVESTMENTS                                        $    891     $  1,522

CASH AND TEMPORARY CASH INVESTMENTS, beginning
     of period                                            15,808        9,770
                                                       ----------   ----------
CASH AND TEMPORARY CASH INVESTMENTS,
     end of period                                      $ 16,699     $ 11,292
                                                       ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                             $  3,758     $  3,539
                                                       ==========   ==========
   Income taxes                                         $  3,711     $  4,151
                                                       ==========   ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Investment in properties and equipment through
    issuance of capitalized lease obligations           $    (42)    $    (64)
                                                       ==========   ==========
  Issuance of common stock for acquisition              $      -     $(12,089)
                                                       ==========   ==========

See notes to unaudited condensed financial statements.

                    SCOTSMAN INDUSTRIES, INC.

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS




(1) BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Scotsman Industries, Inc. and its consolidated subsidiaries (the "Company").

All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended December 31, 1995, appearing in the Company's 1995 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments consisting only of recurring items which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the aforementioned Annual Report.

(2) INVENTORIES:

Inventories consisted of the following (in thousands):

                                 June 30,      December 31,
                                   1996            1995
                                ---------      -----------

     Finished goods              $23,558         $21,604
     Work-in-process              10,658           8,023
     Raw materials                20,487          22,624
                                ---------      -----------
           Total inventories     $54,703         $52,251
                                =========      ===========

(3)  ACQUISITION OF HARTEK:

The Company's Scotsman Group Inc. subsidiary acquired on December 31, 1995, the stock of Hartek Beverage Handling GmbH and the stock of Hartek Awagem Vertriebsges. m.b.H., a beverage dispensing manufacturer and a small distributor of Hartek and other products located in Radevormwald, Germany and Vienna, Austria, respectively (collectively, "Hartek"). Hartek had 1995 annual sales of approximately $24 million. The method of accounting used for the combination was the purchase method. The results of Hartek have been included in the income statements for the Company as of the date of acquisition, December 31, 1995. Hartek was acquired for $5.0 million. No shares of stock were or will be issued as a result of this acquisition. The cash outlay to the seller was offset by cash on the books of Hartek at closing of $3.3 million. Preliminary goodwill of $2.9 million has been recorded and will be finalized within 12 months of the acquisition. The amount of goodwill from this acquisition is being amortized for book purposes over 40 years using the straight-line method. Under the terms of the agreement governing the purchase of Hartek, the Company is required to pay to the seller 75 percent of the actual amount of any tax saving realized by Hartek in respect of each of its financial years ended on December 31, 1996, 1997 and 1998 through the use of the amount of any tax loss carry forward available to Hartek as of December 31, 1995, in reduction of taxable profits for those financial years 1996 through 1998. This additional consideration is not to exceed an amount of 2.2 million deutsche marks or, as of June 30, 1996, approximately $1.4 million. In addition, at the date of acquisition, Scotsman also assumed Hartek debt of approximately $6.4 million.

Pro forma second quarter and June year-to-date 1995 unaudited sales for the Company, as if Hartek were acquired on the first day of fiscal year 1995, would have been $99 million and $181 million, respectively. Pro forma information relating to net income and earnings per share has not been presented as the pro forma impact of those numbers on the Company's results was not material. Pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above.

               SCOTSMAN INDUSTRIES, INC.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

Results of Operations
- ---------------------

The Company reported record second quarter sales and earnings in 1996. Net sales for the second quarter of 1996 were $104.4 million, up $14.1 million or 16 percent from sales for the second quarter of 1995. Second quarter 1996 results include sales of $8.0 million from Hartek, which was acquired on December 31, 1995. Net income for the second quarter of 1996 was $7.1 million, up $1.3 million or 23 percent compared to the second quarter of 1995. The impact of changes in foreign exchange rates did not have a significant impact on the comparison of the results of operations between the second quarter of 1996 and the second quarter of 1995.

The Company also reported record results for the six months ended June 30, 1996. Net sales for the first half of 1996 were $190.0 million, up $23.5 million or 14 percent from sales for the first half of 1995. Results for the first half of 1996 include sales of $14.2 million from Hartek, which was acquired on December 31, 1995. Net income for the first half of 1996 was $10.7 million, up $2.1 million or 25 percent compared to the same period of 1995. The impact of changes in foreign exchange rates did not have a significant impact on the comparison of the results of operations between the first half of 1996 and the first half of 1995.

Scotsman's worldwide ice machine sales, representing approximately half of the Company's sales for both the second quarter and the first half of 1996, were up in U.S. dollars 10 percent for the quarter and 11 percent year-to-date, respectively, compared with the same periods in 1995. European ice machine sales were up over 20 percent in U.S. dollars for both the second quarter of 1996 and the first half of 1996 when compared to the same periods in 1995.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

Results of Operations - continued
- ---------------------

Second quarter 1996 sales of beverage dispensing equipment, representing approximately 20 percent of the Company's sales for the quarter and year-to-date period, were up more than 100 percent compared to the second quarter of 1995. First half 1996 sales of beverage dispensing equipment were up over 90 percent compared to prior year. Growth in beverage dispensing sales in 1996 was being driven by the acquisition of Hartek and continuing market penetration on the European continent by the Company's U.K.-based Whitlenge Drink Equipment business. Excluding Hartek sales from 1996 results, beverage dispensing sales were up over 20 percent in U.S. dollars when compared to the second quarter of the prior year and were up 20 percent in U.S. dollars for the year-to-date period.

Sales of food preparation and storage equipment decreased 2 percent in U.S. dollars for the second quarter and 5 percent in U.S. dollars for the year-to-date period when compared to the same periods in the prior year. Increases in the volume of sales to the majority of the Company's customer base, almost entirely offset declines in volume of sales to certain major chains. Food preparation and storage equipment represented approximately one fourth of the Company's sales in the second quarter and year-to-date period ending June 1996.

Selling and administrative expenses increased by $2.2 million for the second quarter and $4.0 million for the six months ended June 1996 when compared to the same periods in 1995. The increase was primarily attributable to the inclusion of selling and administrative expenses of the newly-acquired Hartek business.

Interest expense, net, decreased by $0.3 million in the second quarter of 1996 and by $0.5 million for the 1996 year-to-date period, primarily the result of lower domestic long-term borrowings.

The Company's overall effective tax rate was higher for both the second quarter (48 percent versus 46 percent) and first half of 1996 (48 percent versus 46 percent) compared with the same periods of the prior year. The higher rate for both the quarter and first half of the year was primarily attributable to a greater percentage of earnings from higher taxed foreign operations.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------


Financial Condition
- -------------------

Cash and temporary cash investments increased by $0.9 million from year end 1995 to June 30, 1996, reflecting slightly higher
domestic cash balances.   Accounts receivable increased by $22.2
million from December of 1995, primarily resulting from the sales increase when comparing the second quarter of 1996 to the fourth quarter of 1995. Inventory increased by $2.3 million and trade accounts payable increased by $10.2 million when compared to
December of 1995.   The increases in inventory and trade accounts
payable reflect increased seasonal activity. The changes in accounts receivable, inventory and accounts payable from December 1995 have all been presented excluding the impact of foreign exchange on those categories.

Shareholders' equity also increased by $10.3 million from December of 1995 primarily due to income for the first six months of 1996 and favorable accumulated translation adjustments, partially offset by the impact of dividends.

Short-term debt of $6.4 million assumed in the acquisition of Hartek was replaced in the first quarter of 1996 with lower cost long-term debt. The debt-to-capital ratio at June 30, 1996, was 41 percent compared with 44 percent at December 31, 1995.

On February 15, 1996, and May 16, 1996, the Company's Board of
Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 29, 1996, and June 28, 1996, respectively.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

              LITIGATION RELATING TO INDIANAPOLIS ATHLETIC CLUB FIRE. As previously reported under Item 3 of the Company's most recent Annual Report on Form 10-K, Delfield, which was acquired by the Company on April 29, 1994, was originally named as a defendant in a number of actions brought in Marion County, Indianapolis, Indiana, arising out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992. The plaintiffs in these actions alleged that the fire was caused by a refrigerator manufactured by Delfield. As previously reported, Delfield was dismissed as a defendant in two of those suits, Mutz v. The Delfield Company, et. al. and Indiana Athletic Club, Inc. v. The Delfield Company, et al., after an investigation of its claim that the refrigerator was manufactured, not by Delfield, but by the Delfield Division of Alco Standard Corporation ("Alco") prior to the acquisition of the Delfield Division by Delfield Holding Company ("DFC") which was, in turn, acquired by Scotsman. Such dismissals were, however, without prejudice to the rights of the plaintiffs to reinstate their claims against Delfield.

              During the second quarter, Alco and the other defendants in Mutz agreed to enter into a settlement agreement with the estate of Mr. Mutz, resolving all of the claims of the estate against such defendants. Under the terms of the settlement agreement, Alco and/or its insurer have agreed to pay a total of $200,000 as Alco's share of the settlement amount. During that same period, all of the other actions arising out of the fire in which Delfield had been originally named as a defendant (except for the action brought by the IAC itself) were settled for nominal amounts by Delfield's insurer.

              Alco is virtually the only remaining defendant in the IAC action, and that action remains set for trial on January 27, 1996. The IAC has recently quantified its alleged damages at approximately $9 to $10 million. Although Delfield is not currently a defendant in the IAC case, the Company continues to monitor this action. For more information concerning the IAC litigation, including information concerning the agreements pursuant to which Alco has agreed to indemnify Delfield for any losses arising out of the action brought by the IAC, and the former shareholders of DFC and Whitlenge Acquisition Limited, an affiliate of DFC, have agreed to indemnify Scotsman for up to $30 million in losses and expenses arising out of the fire, see Item 3 of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995.

     Item 4.  Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Shareholders of Scotsman Industries, Inc. was held on May 16, 1996, for the purpose of electing three directors each to serve for a term of three years. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

              All three of management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                    Shares               Broker
                                    Voted      Shares     Non-
                                    "FOR"    "WITHHELD"  Votes
                                 __________  __________  ______

              Matthew O. Diggs    8,390,240     16,772      -0-
              James J. O'Connor   8,390,201     16,811      -0-
              Robert G. Rettig    8,390,563     16,449      -0-

              The following persons continued their terms of office as directors of the Company following the Annual Meeting: Donald C. Clark, Timothy C. Collins, Frank W. Considine, George D. Kennedy, and Richard C. Osborne.

     Item 6.   Exhibits and Reports
               on Form 8-K
               --------------------

               (a)  Exhibits

                    Exhibit 10     Promissory Notes in the
                                   principal amounts of
                                   $5,000,000 and $6,000,000,
                                   respectively, each made by
                                   Scotsman Group Inc. to
                                   Comerica Bank, together with
                                   the related Guaranty and
                                   Consent dated June 30, 1996,
                                   by Scotsman Industries, Inc.
                                   in favor of Comerica Bank.


                    Exhibit 27     Article 5 Financial Data
                                   Schedule for the Period Ended
                                   June 30, 1996.

               (b) The Registrant filed no reports on Form 8-K during the quarterly period ended June 30, 1996.

                            SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCOTSMAN INDUSTRIES, INC.

Date  August 12, 1996                   By: /s/ Donald D. Holmes
      ---------------                     -----------------------
                                          Donald D. Holmes
                                          Vice President-Finance
                                            and Secretary

                          EXHIBIT INDEX


Exhibit No.         Description                           Page No.
- ----------          -----------                           --------

10                  Promissory Notes in the principal        19
                    amounts of $5,000,000 and
                    $6,000,000, respectively, each
                    made by Scotsman Group Inc. to
                    Comerica Bank, together with the
                    related Guaranty and Consent dated
                    June 30, 1996, by Scotsman
                    Industries, Inc. in favor of
                    Comerica Bank.

27                  Article 5 Financial Data Schedule        30
                    for the Period Ended June 30, 1996