Form 10-Q
period 1996-09-29
SCOTSMAN INDUSTRIES INC
filed 1996-11-12
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                             September 29, 1996



      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number  1-10182
                                                              -------

                        Scotsman Industries, Inc.
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                           36-3635892
   -----------------------      -------------------------------------
   (State of Incorporation)     (I.R.S. Employer Identification No.)

         775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
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

        Yes  __X__     No  _____

   At November 1, 1996 there were 10,505,813 shares of registrant's
      ----------------            ----------
   common stock outstanding.

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------

                                  FORM 10-Q
                                  ---------

                             September 29, 1996
                             ------------------

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

        Item 5.   OTHER EVENTS

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
        -----------------------------

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                   (In thousands, except per-share amount)


                                              For the Three
                                               Months Ended
                                       ---------------------------
                                         Sept. 29,         Oct. 1,
                                           1996             1995
                                          ------           ------
   Net sales                             $ 92,764         $87,075

   Cost of sales                           66,558          63,348
                                          -------          ------

           Gross profit                  $ 26,206         $23,727

   Selling and administrative expenses     14,195          13,079
                                          -------          ------

   Income from operations                $ 12,011         $10,648

   Interest expense, net                    1,322           1,639
                                          -------          ------

   Income before income taxes            $ 10,689         $ 9,009

   Income taxes                             4,906           4,099
                                          -------          ------

   Net income                            $  5,783         $ 4,910

   Preferred stock dividends                  251             310
                                          -------          ------

   Net income available
     to common shareholders              $  5,532         $ 4,600
                                          =======          ======

   Net income per share (i):
     Primary                             $   0.58         $  0.50
                                          =======          ======
     Fully diluted                       $   0.54         $  0.46
                                          =======          ======

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
        -----------------------------


   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------

   (i)  PRIMARY:
        Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 9,474,377 and 9,129,549 for the three months ended September 29, 1996, and October 1, 1995, respectively. The computation includes the dilutive impact of common stock options outstanding.

        FULLY DILUTED:
        The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the acquisition date of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the three months ended September 29, 1996, and October 1, 1995, were 10,730,902 and 10,654,786, respectively.




   See notes to unaudited condensed financial statements.

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
        -----------------------------

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                   (In thousands, except per-share amount)


                                                For the Nine
                                                Months Ended
                                        ---------------------------
                                          Sept. 29,         Oct. 1,
                                            1996             1995
                                           ------           ------
   Net sales                              $282,720        $253,512

   Cost of sales                           202,250         183,693
                                           -------         -------

           Gross profit                   $ 80,470        $ 69,819

   Selling and administrative expenses      45,072          39,929
                                           -------         -------

   Income from operations                 $ 35,398        $ 29,890

   Interest expense, net                     4,159           4,960
                                           -------         -------

   Income before income taxes             $ 31,239        $ 24,930

   Income taxes                             14,772          11,461
                                           -------         -------

   Net income                             $ 16,467        $ 13,469

   Preferred stock dividends                   813             930
                                           -------         -------

   Net income available
     to common shareholders               $ 15,654        $ 12,539
                                           =======         =======

   Net income per share (i):
     Primary                              $   1.68        $   1.40
                                           =======         =======
     Fully diluted                        $   1.54        $   1.26
                                           =======         =======

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements
        -----------------------------


   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------

        (i)  PRIMARY:
             Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 9,310,155 and 8,940,992 for the nine months ended September 29, 1996, and October 1, 1995, respectively. The computation includes the dilutive impact of common stock options outstanding.

             FULLY DILUTED:
             The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from April 29, 1994, the date of issue, and also includes the dilutive impact, as if issuance had occurred on April 29, 1994, the acquisition date of The Delfield Company ("Delfield") and Whitlenge Drink Equipment Limited ("Whitlenge"), of contingent shares which were distributed to the sellers of Delfield and Whitlenge in March 1995 based on those businesses having achieved a specified combined level of earnings during fiscal year 1994. The total number of shares used in the fully-diluted calculation for the nine months ended September 29, 1996, and October 1, 1995, were 10,726,127 and 10,649,648, respectively.




   See notes to unaudited condensed financial statements.


                                                    SCOTSMAN INDUSTRIES, INC.
                                                     CONDENSED BALANCE SHEET
                                                          (In thousands)

                                                                  Sept. 29,       Dec. 31,
                    A S S E T S                                      1996           1995
                    -----------                                   ---------       --------
                                                                 (unaudited)
     CURRENT ASSETS:
        Cash and temporary cash investments                        $ 16,035        $ 15,808
          Trade accounts receivable, net of
               reserves of $3,290 and $2,960                         71,632          54,500
          Inventories                                                50,791          52,251
          Deferred income taxes                                       5,276           5,690
          Other current assets                                        3,780           3,093
                                                                    -------        --------
               Total current assets                                $147,514        $131,342

     PROPERTIES AND EQUIPMENT, net of
          accumulated depreciation of $42,940
          and $39,531                                                46,891          46,373

     GOODWILL, net                                                   95,123          94,732

     OTHER NONCURRENT ASSETS                                          4,501           3,496
                                                                   --------        --------
                                                                   $294,029        $275,943
                                                                    =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

     CURRENT LIABILITIES:
          Short-term debt and current maturities
               of long-term debt and capitalized
               lease obligations                                   $    388        $ 13,037
          Trade accounts payable                                     28,562          24,174
          Accrued income taxes                                        8,849           4,491
          Accrued expenses                                           36,872          34,812
                                                                   --------        --------
                    Total current liabilities                      $ 74,671        $ 76,514

     LONG-TERM DEBT AND CAPITALIZED LEASE
          OBLIGATIONS                                                77,537          74,719

     DEFERRED INCOME TAXES                                            4,319           3,814

     OTHER NONCURRENT LIABILITIES                                     8,987           8,577
                                                                   --------        --------
                    Total liabilities                              $165,514        $163,624
                                                                   ========        ========










     SHAREHOLDERS' EQUITY:
          Common stock, $.10 par value                             $    945        $    915
          Preferred stock, $1.00 par value                            1,625           2,000
          Additional paid in capital                                 71,107          70,514
          Retained earnings                                          60,198          45,232
          Deferred compensation and
            unrecognized pension cost                                  (118)            (88)
          Foreign currency translation adjustments                   (3,900)         (4,911)
          Less:  Common stock held in treasury                       (1,342)         (1,343)
                                                                   --------          ------
               Total Shareholders' Equity                          $128,515        $112,319
                                                                   --------        --------
                                                                   $294,029        $275,943
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



                                                    SCOTSMAN INDUSTRIES, INC.
                                                CONDENSED STATEMENT OF CASH FLOWS
                                                           (Unaudited)
                                                          (In Thousands)

                                                                        For the Nine
                                                                        Months Ended
                                                                   ----------------------
                                                                    Sept. 29,        Oct. 1,
                                                                      1996            1995
                                                                    ---------       --------
     CASH FLOW FROM OPERATING ACTIVITIES:
          Net income                                               $ 16,467        $ 13,469
          Adjustments to reconcile net income to
            net cash provided by operating activities-
              Depreciation and amortization                           6,473           5,580
          Change in assets and liabilities-
            Trade accounts receivable                               (16,278)        (15,860)
            Inventories                                               1,739           1,637
            Trade accounts payable and other
              liabilities                                            10,243           4,352
            Other, net                                                  685           2,016
                                                                   --------        --------
          Net cash provided by
            operating activities                                   $ 19,329        $ 11,194
                                                                   --------        --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in properties and equipment                   $ (4,840)       $ (4,829)
          Proceeds from disposal of property,
            plant and equipment                                         180              93
          Investment in joint ventures                               (2,423)              -
          Acquisition of Hartek                                        (991)              -
                                                                   --------        --------
          Net cash used in investing activities                    $ (8,074)       $ (4,736)
                                                                   --------        --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments under long-term debt
               and capitalized lease obligations                   $(13,153)       $(18,224)
          Issuance of long-term debt                                 16,075          17,806
          Dividends paid to shareholders                             (1,551)         (1,584)
          Short-term debt, net                                      (12,489)         (2,386)
          Net cash used in
               financing activities                                $(11,118)       $ (4,388)
                                                                  ---------        --------

          Effect of exchange rate changes on cash
               and temporary cash investments                            90            (371)

     NET INCREASE IN CASH AND TEMPORARY CASH
          INVESTMENTS                                              $    227        $  1,699










                                                    SCOTSMAN INDUSTRIES, INC.
                                           CONDENSED STATEMENT OF CASH FLOWS-CONTINUED
                                                           (Unaudited)
                                                          (In Thousands)


                                                                       For the Nine
                                                                       Months Ended
                                                                 ------------------------
                                                                 Sept. 29,        Oct. 1,
                                                                    1996            1995
                                                                 ---------       --------

     CASH AND TEMPORARY CASH INVESTMENTS, beginning
          of period                                                  15,808           9,770

     CASH AND TEMPORARY CASH INVESTMENTS,                          --------        --------
          end of period                                            $ 16,035        $ 11,469
                                                                   ========        ========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for:
               Interest                                            $  4,739        $  4,180
                                                                   ========        ========
               Income taxes                                        $ 10,018        $  8,408
                                                                   ========        ========

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
          FINANCING ACTIVITIES:
               Investment in properties and equipment through
                    issuance of capitalized lease obligations      $    (42)       $    (64)
                                                                   ========        ========
          Issuance of common stock for acquisition                $       -        $(12,089)
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


   (2) INVENTORIES:
   ---------------

   Inventories consisted of the following (in thousands):

                                Sept. 29,      December 31,
                                   1996            1995
                                 -------         --------

        Finished goods           $21,037         $21,604
        Work-in-process           10,021           8,023
        Raw materials             19,733          22,624
                                  ------          ------
             Total inventories   $50,791         $52,251
                                  ======          ======

   (3)  ACQUISITION OF HARTEK:
   --------------------------

   The Company's Scotsman Group Inc. subsidiary acquired on December 31, 1995, the stock of Hartek Beverage Handling GmbH and the stock of Hartek Awagem Vertriebsges. m.b.H., a beverage dispensing manufacturer and a small distributor of Hartek and other products located in Radevormwald, Germany and Vienna, Austria, respectively (collectively, "Hartek"). Hartek had 1995 annual sales of approximately $24 million. The method of accounting used for the combination was the purchase method. The results of Hartek have been included in the income statements for the Company as of the date of acquisition, December 31, 1995. Hartek was acquired for $5.8 million which included acquisition costs. No shares of stock were or will be issued as a result of this acquisition. The cash outlay to the seller was offset by cash on the books of Hartek at closing of $3.3 million. Preliminary goodwill of $2.9 million has been recorded and will be finalized within 12 months of the acquisition. The amount of goodwill from this acquisition is being amortized for book purposes over 40 years using the straight-line method. Under the terms of the agreement governing the purchase of Hartek, the Company is required to pay to the seller 75 percent of the actual amount of any tax saving realized by Hartek in respect of each of its financial years ended on December 31, 1996, 1997 and 1998 through the use of the amount of any tax loss carry forward available to Hartek as of December 31, 1995, in reduction of taxable profits for those financial years 1996 through 1998. This additional consideration is not to exceed an amount of 2.2 million deutsche marks or, as of September 29, 1996, approximately $1.4 million. In addition, at the date of acquisition, Scotsman also assumed Hartek debt of approximately $6.4 million.

   Pro forma third quarter and September year-to-date 1995 unaudited sales for the Company, as if Hartek were acquired on the first day of fiscal year 1995, would have been $93 million and $274 million, respectively. Pro forma information relating to net income and earnings per share has not been presented as the pro forma impact of those numbers on the Company's results was not material. Pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above.

                          SCOTSMAN INDUSTRIES, INC.
                          ------------------------


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Results of Operations
   ---------------------

   The Company reported record third-quarter sales and earnings in 1996. Net sales for the third quarter of 1996 were $92.8 million, up $5.7 million or 7 percent from sales for the third quarter of 1995. Third quarter 1996 results include sales of $5.9 million from Hartek, which was acquired on December 31, 1995. Net income for the third quarter of 1996 was $5.8 million, up $0.9 million or 18 percent compared to the third quarter of 1995. The impact of changes in foreign exchange rates did not have a significant impact on the comparison of the results of operations between the third quarter of 1996 and the third quarter of 1995.

   The Company also reported record results for the nine months ended September 29, 1996. Net sales for the first nine months of 1996 were $282.7 million, up $29.2 million or 12 percent from sales for the first nine months of 1995. Results for the first nine months of 1996 include sales of $20.1 million from Hartek, which was acquired on December 31, 1995. Net income for the first nine months of 1996 was $16.5 million, up $3.0 million or 22 percent compared to the same period of 1995. The impact of changes in foreign exchange rates did not have a significant impact on the comparison of the results of operations between the first nine months of 1996 and the first nine months of 1995.

   During the third quarter, the Company began seeing an anticipated slowdown from the recent rapid rates of sales growth in the Company's European businesses and the Company expects similar market conditions will exist for the balance of 1996. The Company's sales in both the U.S. and Europe were also affected somewhat by unseasonably cool, wet weather. The Company's sales in the fourth quarter are expected to be favorably influenced by the initiation of a major new program with Boston Market at one of Scotsman's domestic subsidiaries, The Delfield Company ("Delfield"). Delfield has been named the supplier of serving counters to Boston Market for all their new stores and for their recently announced store redesign and renovation project to improve customer throughput time. For a description of certain risks and uncertainties relating to the forward-looking statements included in the first and third sentences of this paragraph, see the "Cautionary Statements" included in Exhibit 99 to this Quarterly Report on Form 10-Q.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Results of Operations - continued
   ---------------------

   Scotsman's worldwide ice machine sales, representing approximately half of the Company's sales for both the third quarter and the first nine months of 1996, were flat in U.S. dollars for the quarter and were up more than 7 percent year-to-date, respectively, compared with the same periods in 1995. Ice machine sales from the Company's European operations were up 13 percent in U.S. dollars for the third quarter of 1996 and were up 21 percent for the first nine months of 1996 when compared to the same periods in 1995.

   Third quarter 1996 worldwide sales of beverage dispensing equipment, representing approximately one fifth of the Company's sales for the quarter and year-to-date period, were up 53 percent in U.S. dollars compared to the third quarter of 1995. Sales for the first nine months of 1996 of beverage dispensing equipment were up 78 percent in U.S. dollars compared to prior year. These increases were primarily attributable to the inclusion of the results of the Hartek acquisition. They also reflect strong international sales from the Company's U.K.-based Whitlenge Drink Equipment, Ltd. Sales of beverage equipment in the U.S. were down from the prior year for both the quarter and the year-to-date period due to reduced purchases of fountain dispensing equipment by a major soft drink firm.

   Worldwide sales of food preparation and storage equipment were flat for the quarter compared to the prior year. For the year-to-date period ended September 1996, worldwide sales of food preparation and storage equipment in U.S. dollars were down 4 percent when compared to the first nine months of 1995. Food preparation and storage equipment represented slightly more than one fourth of the Company's sales in the third quarter and the year-to-date period ended September 1996.

   Third quarter results reflect gains from the Company's continuing efforts to improve productivity and leverage the Company's combined resources to reduce manufacturing and purchased materials costs.
   Price increases obtained earlier in the year for certain products also contributed to the Company's year-over-year improvement in both net operating margin and net income margin. The Company's net operating margin increased to 12.9 percent versus 12.2 percent in the prior year, and the Company's net income as a percentage of sales was 6.2 percent, up from the 5.6 percent earned in the third quarter of 1995. Improvements were also achieved for the Company's year-to-date margins.

   Selling and administrative expenses increased by $1.1 million for the third quarter and $5.1 million for the nine months ended September 1996 when compared to the same periods in 1995. The increases in both the quarter and the year-to-date period were primarily attributable to the inclusion of selling and administrative expenses of the newly-acquired Hartek business.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Results of Operations - continued
   ---------------------

   Interest expense, net, decreased by $0.3 million in the third quarter of 1996 and by $0.8 million for the 1996 year-to-date period when compared to the same periods in 1995. The decreases were primarily the result of lower domestic long-term borrowings.

   The Company's overall effective tax rate was higher for both the third quarter (46 percent versus 45 percent) and first nine months of 1996 (47 percent versus 46 percent) compared with the same periods of the prior year. The higher rate for both the quarter and first nine months of the year was primarily attributable to a greater percentage of earnings from higher taxed foreign operations.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Financial Condition
   -------------------

   Cash and temporary cash investments increased by $0.2 million from year end 1995 to September 29, 1996, reflecting slightly higher
   domestic cash balances.   Accounts receivable increased by $16.3
   million from December of 1995, primarily resulting from the sales increase when comparing the third quarter of 1996 to the fourth quarter of 1995. Inventory decreased by $1.7 million which was due primarily to lower foreign inventory balances. Trade accounts payable increased by $3.9 million when compared to December of 1995 which reflects increased seasonal activity. The changes in accounts receivable, inventory and accounts payable from December 1995 have all been presented excluding the impact of foreign exchange on those categories.

   During the third quarter, the Company invested approximately $0.4 million to increase its stake in its China joint venture with Shenyang Xinle Precision Machinery Company from 40 percent to 60 percent. The China joint venture is engaged in ice machine production for the domestic China market and is presently developing its sales, distribution and service networks.

   During the third quarter, the Company also invested approximately $2 million to acquire a 50 percent interest in a joint venture with Aztec Development Limited in the U.K. to manufacture and sell a state-of-the-art beverage dispensing valve that has demonstrated the ability to enhance fountain soft drink quality and consistency while reducing service requirements in the U.K. market. Future applications of this valve are targeted for the much larger North American market.

   Shareholders' equity increased by $16.2 million from December of 1995 primarily due to income for the first nine months of 1996 and accumulated translation adjustments, partially offset by the impact of dividends.

    Short-term debt of $6.4 million assumed in the acquisition of Hartek was replaced in the first quarter of 1996 with lower cost long-term debt. The debt-to-capital ratio at September 29, 1996, was 38 percent compared with 44 percent at December 31, 1995.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Financial Condition - continued
   -------------------

   On September 11, 1996, the Company announced that it would redeem all of the outstanding shares of Scotsman's Series A $0.62 Cumulative Convertible Preferred Stock. At the time of the announcement, there were 1,625,303 of Series A preferred shares outstanding. In October 1996, prior to redemption, all of the holders of the Series A preferred shares elected to convert their shares to Scotsman common stock, and 1,239,611 additional shares of Scotsman common stock were issued pursuant to such conversions. The conversion of these outstanding preferred shares has no effect on the Company's fully-diluted earnings per share and will save the Company approximately $0.9 million in after-tax cash flow annually based on the difference in dividends paid on common and the Series A preferred shares.
   Primary earnings per share on a pro forma basis for the third quarter of 1996 and the nine months ended September 29, 1996, as if all Series A preferred shares had been converted to Scotsman common stock as of the first day of both of those periods, would have been $0.54 and $1.54, respectively.

   On February 15, 1996, May 16, 1996, and August 15, 1996, the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 29, 1996, June 28, 1996, and September 30, 1996, respectively.

   PART II.  OTHER INFORMATION
   ---------------------------

        Item 1.   Legal Proceedings

                  The Manitowoc Company, Inc. ("Manitowoc") has advised the Company that Manitowoc has filed a lawsuit against the Company. The lawsuit, entitled THE MANITOWOC COMPANY, INC. V. SCOTSMAN INDUSTRIES, INC., No. 96-C-5981, was filed on September 17, 1996 in the United States District Court for the Northern District of Illinois. In its complaint, Manitowoc alleges that the CM[3] ice machine, a cuber machine introduced by the Company in the first quarter of 1996, infringes two patents owned by Manitowoc relating to a cleaning feature on an ice machine. The Complaint seeks an unspecified amount of compensatory damages, treble damages for willful infringement, prejudgment interest and attorneys' fees, and also a preliminary and/or permanent injunction from further alleged acts of infringement.

                  The Company has advised Manitowoc that it does not believe the cleaning feature on its CM[3] machine infringes either of Manitowoc's patents. The Company also has informed Manitowoc that it has taken steps to initiate a design change to the cleaning feature on its CM[3] machine in the interests of attempting to avoid litigation over these two patents and over a third patent which Manitowoc claims the United States Patent and Trademark Office plans to issue to Manitowoc shortly.

                  Although Manitowoc has filed the lawsuit, it has not yet served the complaint upon the Company. The Company does not believe it has infringed Manitowoc's patents, and intends to vigorously defend the lawsuit if Manitowoc elects to proceed. While no assurances can be given, the Company does not believe this lawsuit will have a material adverse effect on the financial condition of the Company or its results of operations.

        Item 5.   Other Events

                  The Company is filing certain "Cautionary Statements" for the purpose of establishing a readily available document which may be referenced pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such Cautionary Statements are attached as Exhibit 99 and incorporated herein by reference.

        Item 6.   Exhibits and Reports
                  on Form 8-K
                  --------------------

                  (a)  Exhibits

                       Exhibit 27 Article 5 Financial Data Schedule for the Period Ended September 29, 1996.

                       Exhibit 99     Cautionary Statements

                  (b) The Registrant filed no reports on Form 8-K during the quarterly period ended September 29, 1996.

                                  SIGNATURE
                                  ---------



             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SCOTSMAN INDUSTRIES, INC.
                                           ------------------------



   Date:  November 11, 1996                By:/s/ Donald D. Holmes
          ----------------                    -----------------------
                                              Donald D. Holmes
                                              Vice President-Finance
                                              and Secretary

                                EXHIBIT INDEX


       Number                  Description             Page Number
       ------                 -----------              -----------

         27       Article 5 Financial Data Schedule        22
                  for the Period Ended September 29,
                  1996.

         99       Cautionary Statements                    23