Form 10-K
period 1996-12-29
SCOTSMAN INDUSTRIES INC
filed 1997-03-31
CIK 846660

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 29, 1996.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
Yes   x   No
    -----    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 17, 1997 there were 10,545,664 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the registrant as of such date was approximately $276.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's 1996 Annual Report to Shareholders for the fiscal year ended December 29, 1996 (the "1996 Annual Report"): Parts I, II, and IV.

Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on May 15, 1997 (the "1997 Proxy Statement"): Part III.

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

Scotsman conducts its domestic ice machine business through the Scotsman Ice Systems division ("Scotsman Ice Systems") of its wholly-owned subsidiary, Scotsman Group Inc. ("SGI"), and through the Crystal Tips product line of its wholly-owned subsidiary, Booth, Inc. ("Booth"). Booth acquired substantially all of the assets of Crystal Tips, Inc. in April of 1992. Scotsman conducts its European ice machine business through two Italian subsidiaries, Frimont S.p.A. ("Frimont") and Castel MAC S.p.A. ("Castel MAC"). In January of 1993, Frimont acquired the assets of Simag, an Italian ice machine manufacturer, further expanding the Company's European ice machine line. In June of 1995, Scotsman also entered into a joint venture with Shenyang Xinle Precision Machinery Company in Shenyang, China to produce ice machines for the Chinese market. During 1996, Scotsman increased its ownership interest in the joint venture company from 40 to 60 percent.

Scotsman manufactures and markets food preparation and storage equipment, including food preparation workstations, refrigerators and freezers and other equipment, through its wholly-owned subsidiary, The Delfield Company ("Delfield"), which was acquired on April 29, 1994. Scotsman also manufactures, through Castel MAC, and markets, through Castel MAC and Frimont, a limited line of refrigerated cabinets, dough retarders and blast freezers in Europe. Scotsman had previously manufactured and sold refrigerators and freezers in the United States through its Glenco-Star Division, which was sold in September 1992.

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

Scotsman manufactures and markets niche products through Delfield, including air ventilating equipment, ice cream dispensing equipment and iced drink mixing and dispensing machines. Scotsman also manufactures and markets a limited line of water coolers through its Italian subsidiaries, Frimont and Castel MAC.

RECENT ACQUISITION OF KYSOR INDUSTRIAL CORPORATION

In March of 1997, the Company completed the acquisition of Kysor Industrial Corporation ("Kysor") a major manufacturer and marketer of refrigerated display cases, commercial refrigeration systems and insulated panels primarily serving the supermarket industry. Prior to the acquisition, Kysor also manufactured and marketed components for the medium and heavy-duty commercial vehicle market through its transportation products group

(the "Transportation Products Group"). The Company purchased Kysor's common and preferred stock for an aggregate purchase price of approximately $309 million. Such amount includes the aggregate purchase price paid for all shares of common and preferred stock acquired by the Company (including shares converted into a right to receive cash pursuant to the merger which followed the tender offer for such shares) and for options to acquire shares of common stock, offset by the net amount of a loan repaid by Kysor's employee stock ownership plan on behalf of Kysor. Concurrent with the purchase, Kysor sold all of the assets of its Transportation Products Group to a third party for an aggregate purchase price of $86 million plus the assumption of liabilities related to such assets. The Company retained possession of Kysor's commercial products group through which it manufactures and markets commercial refrigeration products (the "Commercial Products Group"). The method of accounting used for the combination was the purchase method. Goodwill relating to the acquisition of Kysor will be finalized within twelve months of the acquisition date and will be amortized for book purposes over 40 years using the straight-line method.

Kysor is headquartered in Cadillac, Michigan. Kysor reported total sales of $381 million in 1996, of which $245 million related to its Commercial Products Group.

1996 STRATEGIC ALLIANCE

In August of 1996, the Company acquired 50 percent of the outstanding shares of SAW Technologies Limited, a U.K.-based joint venture company ("SAW"). Aztec Developments Limited ("Aztec") is the other 50 percent shareholder. Under the terms of the joint venture agreement, Aztec sold its technologically advanced beverage dispensing valve, patents, and manufacturing capability to SAW, and the Company contributed capital to SAW. The cost incurred by the Company in 1996 relating to SAW was approximately $2.0 million.

PRODUCTS AND DISTRIBUTION

Scotsman manufactures refrigeration products that are marketed primarily to the foodservice industry (restaurants, cafeterias, convenience stores and bars), the supermarket and lodging industries, food processors and beverage companies. The principal commercial products of Scotsman are ice machines, food preparation workstations, refrigerators and freezers, refrigerated bakery equipment, drink dispensing equipment, self-leveling tray and plate dispensers and ventilation systems. Through Kysor, Scotsman also manufactures refrigerated display cases, condensing units and insulated panels and doors for refrigerated building systems and walk-in coolers. In addition to commercial refrigeration products, Scotsman manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance market.

ICE MACHINES. The Company manufactures and markets commercial ice-making machines under the Scotsman and Crystal Tips trademarks worldwide, under the Icematic and Simag trademarks in Europe and Asia, and under various brands through other dealer networks. The Company's ice machines produce four forms of ice: cubes (consisting of contour, lenticular, gourmet, and square), flakes, scale and nuggets. Each of these forms of ice is designed and marketed for specific applications. Scotsman ice machines are either self-contained units, which make, store and, in some cases, dispense ice, or modular units, which make but do not store ice. Scotsman also manufactures and sells ice storage bins to accompany modular units.

A significant percentage of the sales of Scotsman commercial ice machines are to the full service and fast-food restaurant industry. Other major end-users include schools, government and military facilities, grocery stores, health care facilities, hotels and motels, and convenience stores.

Scotsman commercial ice machines are sold both through a system of distributors and directly by Scotsman to national customers, contractors, and governmental and military buyers. Scotsman Ice Systems presently has approximately 85 distributors in the United States, and Frimont and Castel MAC combined have approximately 80 distributors in Europe and Asia. The Crystal Tips line also has its own distribution network consisting of approximately 68 distributors in the United States. The distributors generally do not carry competing brands of ice machines. Independent service dealers also install and service the equipment. The servicing functions performed by dealers are particularly important because ice machines typically require more service, due to variable water conditions, than other major appliances such as refrigerators. Scotsman also maintains inventories of replacement parts to support its ice machine product line.

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

Scotsman is the only United States ice machine company with management and production facilities in Europe. Scotsman manufactures and markets commercial ice machines and related components through its Italian subsidiaries, Castel MAC and Frimont, under the Icematic trademark and the Scotsman and Simag trademarks, respectively, for sale in Italy and for export primarily to Eastern and Western Europe, the Middle East, Africa and the Far East. In the majority of countries served, Castel MAC and Frimont each sell through separate distribution channels. The Company also markets the Crystal Tips line internationally through three export marketing firms based in the United States and Canada.

Scotsman manufactures ice machines for the Chinese market through Shenyang Scotsman-Xinle Refrigeration Equipment Manufacturing Co. Ltd., its Chinese joint venture company. Such products are distributed and sold through the joint venture company's distribution network.

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

Scotsman's commercial ice machine business accounted for 49 percent, 52 percent, and 57 percent of the Company's sales in fiscal years 1996, 1995 and 1994, respectively.

FOOD PREPARATION & STORAGE EQUIPMENT. In the United States, Scotsman manufactures and markets a wide range of commercial food preparation and storage equipment through Delfield under the Delfield, Shelleyglas and Shelleymatic trademarks. Delfield's principal products include customized and standard food preparation workstations, commercial up-right and under-the-counter refrigerators and freezers, mobile cafeteria systems and self-leveling tray and plate dispensers. Delfield sells its equipment to various purchasers in the foodservice industry, including dealers, wholesalers, major chain restaurants, fast-food franchises and government entities.

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

Delfield sells in South America and Asia through an export agent. Export sales are less than 5 percent of Delfield's total sales.

In Europe, Castel MAC manufactures and markets a line of refrigerated cabinets under the Icematic brand name and a line of dough retarders and blast freezers under the Tecnomac brand name, and Frimont markets a line of refrigerators manufactured by Castel MAC under the Scotsman brand name. Tecnomac dough retarders and blast freezers are sold primarily to the European commercial bakery industry through dealers and agents specializing in that industry. Sales of food preparation and storage equipment accounted for approximately 29 percent, 32 percent and 28 percent of Scotsman's sales in fiscal years 1996, 1995 and 1994, respectively.

DRINK DISPENSING EQUIPMENT. In the United States, Scotsman manufactures soft-drink beverage dispensing equipment through Booth. Booth manufactures and markets a complete line of non-coin operated soft-drink dispensing products and accessories. Booth offers both pre-mix and post-mix dispensers which can either be icecooled or electrically-cooled, ice and drink dispensers, hand-operated valves and other related accessory products used in the fountain market. Booth sells its dispensing equipment primarily to soft drink bottlers franchised by The Coca- Cola Company, Pepsico, Inc., Dr. Pepper and 7-Up, often labeling the equipment with the customer's name or trademark and the names of the beverages that will be dispensed. Major end-users of Booth dispensing equipment are in the foodservice industry.

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

SAW is primarily engaged in the design of technologically advanced electronic beverage dispensing valves which, in the future, will be incorporated in Scotsman's drink dispensing equipment. SAW currently manufactures, for a major U.K. bottler, a dispensing product using an electronic valve designed by SAW.

Sales of drink dispensing equipment accounted for approximately 19 percent, 12 percent and 12 percent of Scotsman's sales in fiscal years 1996, 1995 and 1994, respectively.

KYSOR PRODUCTS. Kysor's principal products are refrigerated display cases, condensing units, and insulated panels and doors for refrigerated building systems and walk-in coolers. The principal markets for Kysor's products include supermarkets, convenience stores, food processors and restaurants in the United States. Refrigerated display cases, refrigerated building systems and sundry food store, food processing and restaurant equipment are sold directly to supermarkets and convenience stores, as well as through independent commercial refrigeration distributors.

Kysor also owns 24.255% of the outstanding shares of Austral Refrigeration Pty. Ltd. ("Austral"), which it acquired in February of 1996. Austral is headquartered in Sydney, Australia, and is the parent company of Kysor/Warren Australia Pty. Ltd. ("Kysor-Warren Australia"), which has been a licensee and manufacturer of Kysor refrigerated display cases for over 25 years. Through Kysor-Warren Australia, Kysor manufactures refrigerated display cases which are
sold primarily  in Australia but also in other Asian markets.   Austral also
includes other businesses which install and maintain refrigeration products in those same markets.

NICHE PRODUCTS. Scotsman also manufactures and markets a line of niche products, primarily through Delfield, including air ventilating equipment under the Air Tech trademark, ice cream dispensing equipment, and iced drink mixing and dispensing machines. Scotsman also manufactures and markets water coolers through Frimont and Castel MAC, and small industrial applications through Whitlenge.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

Financial information pertaining to the Company's foreign and domestic operations is incorporated herein by reference from Note 15, "Geographic Information," in the 1996 Annual Report.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

The Company's products and manufacturing processes are subject to various environmental, health and safety regulations and standards. Such regulations and standards, from time to time, may require significant changes in products or manufacturing methods. The Company believes that environmental, health and safety matters will not have a material effect on its business or financial condition. However, legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred as a result of currently unidentified or future problems or new regulatory developments.

The Company also is, or may be, subject from time to time to claims and litigation arising under the Comprehensive Environmental Response, Compensation
and Liability Act ("CERCLA") and similar state statutes.   The Company has been
identified by the United States Environmental Protection Agency, state regulatory agencies or private parties as a potentially responsible party ("PRP") under CERCLA and similar state statutes in connection with a number of hazardous waste sites.

Under existing environmental laws, PRPs are jointly and severally responsible for the cost of clean-up and other remedial action at these sites, and each PRP is therefore potentially responsible for the full cost of remediation. As a practical matter, however, costs are generally shared with other PRPs, based on each PRP's relative contribution to the problem. The purchaser of Kysor's Transportation Products Group has, moreover, assumed all environmental liabilities associated with that business in connection with the purchase and sale of the Transportation Products Group, which include liabilities relating to some of the sites for which Kysor has been named as a PRP. Based on the foregoing factors, the relative size of the Company's contribution to the sites for which it has been named as a PRP, currently available information about the cost of remediation at such sites, and the probability that other PRPs, many of which are large, solvent public companies, will pay the costs apportioned to them, the Company does not believe that any liability imposed in connection with such environmental proceedings, either individually or in the aggregate, will have a material adverse effect upon the Company's financial condition or its results of operations.

COMPETITION

The primary markets for Scotsman's products are highly competitive. The most significant competitive factors are price, product reliability and performance and service, with the relative importance of such factors varying among products. Delfield also relies on its computer- assisted design and manufacturing system and its design library in competing in the market for custom and standard food preparation workstations.

Scotsman has a number of competitors in each product line that it offers. Scotsman believes that IMI Cornelius, plc, is the leading supplier of beverage dispensing equipment in continental Europe, one of the markets in which Whitlenge and Hartek compete, and that Hussmann Corporation, a subsidiary of Whitman Corporation, is the leading supplier of supermarket display cases and related equipment in the United States, the primary market in which Kysor competes. Scotsman does not believe that another single competitor or group of competitors dominates any market for any other product line in which it competes. Most of Scotsman's competitors are small, privately owned companies, although a few are divisions of larger companies.

RESEARCH AND DEVELOPMENT

Scotsman conducts an extensive research and development program in its product fields. These programs seek to develop product improvements and achieve cost reductions, as well as develop new products. Scotsman's total research and development expenditures for fiscal years 1996, 1995 and 1994 were approximately $5.6 million, $4.8 million and $5.1 million, respectively.

RAW MATERIALS

The principal materials used in the manufacture of Scotsman's products are refrigeration components, including compressors, condensers, motors and controls. Other raw materials include stainless steel, galvanized steel, aluminum, copper, plastics, glass, foam insulation, brass, and wood. These materials are readily available from several sources, and Scotsman has not experienced difficulties with respect to their availability.

GENERAL

CUSTOMERS. Scotsman is not dependent upon any single customer, or upon any single group of customers, and no single customer or related group of customers accounted for 10 percent or more of Scotsman's consolidated revenues in 1996. Delfield, Booth, Whitlenge, Hartek and Kysor are, however, each dependent upon a limited number of major customers. Although the loss of one or more of such customers could have a material adverse effect on the sales of Delfield, Booth, Whitlenge, Hartek or Kysor, Scotsman does not believe that such a loss would have a material adverse effect on Scotsman as a whole. No material portion of Scotsman's business is subject to renegotiation of profits or termination of contracts at the election of the government.

BACKLOG OF ORDERS. The backlog of unshipped orders at the end of fiscal years 1996 and 1995 was $24.8 million and $29.3 million, respectively. Scotsman expects that all of the orders in the backlog at the end of fiscal year 1996 will be shipped during 1997.

SEASONALITY. The volume of sales for ice machines and drink dispensing equipment sold by Scotsman is somewhat higher in the second and third quarters, corresponding with the major selling season for refrigeration products. Sales of Kysor's refrigeration products are also subject to seasonal fluctuations, with sales being somewhat stronger in the third and weaker in the first quarter. In addition, Delfield has experienced significant quarterly fluctuations in the sales of foodservice equipment because of the irregularity of large orders from major chain restaurants.

PATENTS AND TRADEMARKS. Scotsman holds or is licensed under many United States and foreign patents covering various design features used in its products, and also holds a number of other patents and patent applications, licenses, trademarks and trade names including the trademarks and trade names mentioned herein. Scotsman does not believe that any of the foregoing, considered individually, is material to its business, with the exception of the Scotsman, Delfield and Kysor trademarks. Scotsman believes it possesses adequate protection with respect to these trademarks.

EMPLOYEES. As of December 31, 1996, Scotsman employed approximately 2,250 people, approximately 1,087 of whom were covered by collective bargaining agreements with various labor unions. As a result of the recent acquisition of Kysor, Scotsman currently has 3,855 employees, 1,606 of whom are covered by collective bargaining agreements. Relationships with employees of Scotsman have been satisfactory.


ITEM 2.  PROPERTIES

Scotsman's corporate headquarters and Scotsman Ice Systems division's headquarters are located in a 36,000 square foot facility in Vernon Hills, Illinois which is leased through November 1998. Since 1993, Scotsman has had an option to purchase this property. Scotsman has facilities located in Fairfax, South Carolina, consisting of a 247,000 square foot plant built in 1980 and an 80,000 square foot separate warehouse. The Fairfax facilities are owned by Scotsman and produce ice making machines and commercial refrigeration equipment. Scotsman leases for storage, on a monthly basis, a 3,000 square foot section of a building located in Fairfax. Scotsman also leases a 13,000 square foot distribution facility near Los Angeles under a lease which expires in March 1998.

In June 1993, Booth began leasing 170,000 square feet of a facility located in Dallas, Texas, under a ten-year lease which expires in June 2003. During 1994, the Company completed the relocation of the manufacturing operations of both Booth and Crystal Tips to this facility. Scotsman owns a 65,000 square foot facility near Dallas, Texas, which housed Booth's operations prior to the relocation and has leased this facility to a tenant under a lease which expires in 2005.

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

The Company operates two plants in Italy which contain 242,000 and 152,000 square feet, respectively. The larger of these facilities is owned, and the smaller consists of a number of buildings leased under separate leases which expire between December 31, 1998, and December 31, 2006.

Whitlenge's main headquarters and its operations are located in a 76,000 square foot building in Halesowen, England. The building is leased under separate leases which expire from March 24, 2004, through June 24, 2006.

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

Kysor currently owns or leases the following offices and manufacturing facilities:

Location                            Description                                                     Interest
--------                            -----------                                                     --------
Cadillac, Michigan                  Former executive office;                                Owned in fee simple
                                    23,000 square feet on 102-acre site
Conyers, Georgia                    Plant & office; 480,000                                Owned in fee simple
                                    square feet on 50-acre site

Conyers, Georgia                    Warehouse; 110,000 square feet                         Leased

Columbus, Georgia                   Plant & office; 295,826                                Owned in fee simple
                                    square feet on 22.7-acre site
Fort Worth, Texas                   Plant & office; 118,162                                Owned in fee simple
                                    square feet on 11-acre site

Duncan, Oklahoma (1)                Plant, warehouse & office;                             Owned in fee simple
                                    93,000 square feet on 22.1-acre site
Portland, Oregon                    Plant & office; 84,000                                 Owned in fee simple
                                    square feet on 5.7-acre site

Goodyear, Arizona                   Plant & office; 50,000                                 Leased
                                    square feet on 5.0-acre site

South Bend, Indiana                 Plant & office; 90,000                                 Owned in fee simple
                                    square feet on 4.0-acre site
Pyuallup, Washington                Plant & office; 40,000                                 Owned in fee simple
                                    square feet on 2.0- acre site

Piney Flats, Tennessee              Plant & office; 60,000 square feet                     Leased
                                    on 10.0-acre site
Des Moines, Iowa                    Plant, warehouse & office; 93,000 square feet          Leased

____________________

(1)  Facility is currently leased by Kysor to a third party.

Kysor is also constructing a manufacturing facility in Columbus, Georgia, which is expected to be completed in 1997.

Scotsman considers the condition of its plants and other properties to be generally good and believes the capacity of its plants, as increased by the plant under construction in Georgia, to be adequate for the current needs of its business. Except as described above, none of the principal properties owned by Scotsman are subject to encumbrances material to the operations of Scotsman.


ITEM 3.  LEGAL PROCEEDINGS

MANITOWOC PATENT LITIGATION. On September 17, 1996, The Manitowoc Company, Inc. ("Manitowoc") filed a lawsuit against the Company in United States District Court for the Northern District of Illinois, entitled The Manitowoc Company, Inc. v. Scotsman Industries. Inc. In its Complaint, Manitowoc alleges that the Company's CM3 ice machine, a cuber machine introduced by the Company during the first quarter of 1996, infringed two patents owned by Manitowoc relating to a cleaning feature on an ice machine. On January 14, 1997, Manitowoc filed an Amended Complaint in this case, adding a claim that the CM3 machine also infringed a third patent covering an ice machine cleaning feature which the United States Patent and Trademark Office issued to Manitowoc on December 24, 1996. The time for the Company to file its Answer in this case has been extended while the parties have engaged in settlement discussions.

The Company has advised Manitowoc that it does not believe the cleaning feature on its CM3 machine infringes any of Manitowoc's patents. In November 1996, the Company nonetheless informed Manitowoc that the Company planned to make a design change to the cleaning feature on its CM3 machine in the interests of attempting to avoid litigation over Manitowoc's patents. Manitowoc responded in December 1996 by offering to dismiss the above- entitled lawsuit if the Company implemented the design change described by the Company, agreed to provide Manitowoc with a sample of the redesigned control board, and agreed to communicate with a particular ice machine customer and the Company's field service force about the operation of the CM3 machine's cleaning system. The Company accepted Manitowoc's settlement proposal in January 1997, subject to certain clarifications. On February 25, 1997, Manitowoc's counsel orally advised counsel for the Company that the sample of the redesigned control board which the Company had provided was acceptable to Manitowoc. The Company has satisfied the remaining conditions of settlement by implementing the design change and sending the communications referenced above to the Company's customer and field service force. Manitowoc has requested that the parties' settlement agreement be formally memorialized in writing before dismissing the case. While no assurances can be given, the Company does not believe that this lawsuit will have a material adverse effect on the financial condition of the Company or its results of operations.

LITIGATION RELATING TO INDIANAPOLIS ATHLETIC CLUB FIRE. Delfield, which was acquired by the Company on April 29, 1994, was originally named as a defendant in two cases filed in Marion County Superior Court, Indianapolis, Indiana, arising out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992. Those cases are Indianapolis Athletic Club, Inc. v. The Delfield Company, et al, in which the IAC seeks to recover property damages of between $10 to $12 million allegedly incurred in the fire, and Mutz v. The Delfield Company, et al, brought by the estate of Thomas R. Mutz alleging damages for the alleged wrongful death of Mr. Mutz in the fire. The plaintiffs allege, in their actions, that the fire was caused by a refrigerator manufactured by Delfield. Delfield was dismissed as a defendant in both cases, following an investigation of its claim that the refrigerator in the IAC was manufactured, not by Delfield, but by the Delfield Division of Alco Standard Corporation ("Alco") prior to the acquisition of the Delfield Division by DFC Holding Corporation ("DFC") which was, in turn, acquired by Scotsman. Such dismissals were, however, without prejudice to the rights of the plaintiffs to reinstate their claims against Delfield. The plaintiffs in the IAC and the Mutz actions continued to pursue their claims against the Delfield Division of Alco, and the Company has continued to monitor the actions.

Alco and the Delfield Division have denied that the refrigerator caused the fire. The suit filed by the IAC was tried in early 1997, and on February 17, 1997, a jury verdict was returned, and judgment was entered, in favor of Alco and the Delfield Division. On March 17, 1997, the IAC filed notice of an appeal of the decision with the Indiana court of appeals.

Although the case has not yet been dismissed, Alco and the other defendants in Mutz have agreed to enter into a settlement agreement with the estate of Mr. Mutz resolving all of the claims of the estate against such defendants. Under the terms of the settlement agreement, Alco and/or its insurer have agreed to pay a total of $200,000 as Alco's share of the settlement amount.

Pursuant to the agreement by which DFC acquired the Delfield Division, Alco is obligated to indemnify Delfield for all losses to Delfield resulting from product liability claims relating to products manufactured by the Delfield Division prior to its acquisition by DFC. Alco has agreed that its indemnity applies to the action brought by the IAC, and Delfield believes that its insurance should cover any claims that are not covered by Alco's indemnity. Moreover, under the terms of the agreements pursuant to which the Company acquired Delfield and Whitlenge, the former shareholders of DFC and Whitlenge Acquisition Limited ("WAL"), an affiliate of DFC, are also required to indemnify the Company for up to $30 million in losses and expenses arising out of, among other things, suits, claims or proceedings arising out of the IAC fire. While no assurances can be given, the Company does not believe that either of the actions arising out of the IAC fire is likely to have a material adverse effect upon the financial condition of the Company or its results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last fiscal quarter of 1996.

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

NAME AND AGE                                                              OFFICE AND EXPERIENCE
------------                                                              ---------------------
Richard C. Osborne, 53                           Mr. Osborne is Chairman of the Board and  has held that position since
                                                 May  1991.   He  is also  President,  Chief  Executive  Officer and  a
                                                 director  of the  Company and  has  held  those positions  since April
                                                 1989.

NAME AND AGE                                                              OFFICE AND EXPERIENCE
------------                                                              ---------------------
Emanuele Lanzani, 62                             Mr. Lanzani  is an  Executive Vice  President of  the Company  and has
                                                 held  that  position  since April  1989.    He  is  also  the Managing
                                                 Director,  Frimont and  Castel MAC.    Mr.  Lanzani has  been Managing
                                                 Director  of  Castel  MAC since  its  acquisition  by  a  wholly-owned subsidiary  of  Household  in  October  1985  and  has  been  Managing
                                                 Director of Frimont since 1968.
Paolo Faenza, 57                                 Mr.  Faenza  is  General  Manager,  Castel  MAC,  and  has  held  that position since 1986.

Richard M. Holden, 46                            Mr. Holden  is Vice President-Human Resources  of the  Company and has
                                                 held that position since January 1990.

Donald D. Holmes, 59                             Mr. Holmes is Vice President-Finance and  Secretary of the Company and
                                                 has held those positions since April 1989.
Christopher D. Hughes, 50                        Mr.  Hughes is  a Vice  President of  the  Company  and has  held that position since June 1994.  He is  also President of Booth and has held
                                                 that position  since May 1994.   From 1993 to May   1994,  he was Vice
                                                 President/General  Manager   of  the  Central   and  Western   Transit
                                                 Operations  of Morrison Knudsen Corporation, a division engaged in the business of assembling  new and overhauling  used passenger rail cars.
                                                 From  1991 to  1993, Mr.  Hughes was  Vice President  of Operations of
                                                 Scotsman Ice Systems and Scotsman's former Glenco-Star division.

Ludwig H. Klein, 54                              Mr.  Klein is  a  Vice President  of the  Company  and has  held  that position since February 1996.  He is also Managing Director of  Hartek and has held that  position since February 1995.  From June 1994 until
                                                 February 1995,  he worked as an  independent consultant and  provided, during that period, consulting services to  Hartek and in the  capital goods industry.  From July  of 1986 until June of 1994, Mr. Klein held the  position  of  General  Manager  of  Haacon  Hebetechnik  GmbH,  a
                                                 manufacturer of industrial lifting equipment.
Gerardo Palmieri, 57                             Mr.  Palmieri is Director-Sales  and Marketing,  Frimont, and has held that position since 1980.

Randall C. Rossi, 45                             Mr. Rossi  is a  Vice  President of  the  Company  and has  held  that position since January  1995.  He  is also  President of Scotsman  Ice
                                                 Systems  and has held that position since January  1995.  From January
                                                 1994 to January 1995,  he was an Executive Vice President of  Scotsman
                                                 Ice  Systems.  From 1989  to January 1994, he was Vice President-Sales
                                                 and Marketing of Scotsman Ice Systems.

NAME AND AGE                                                              OFFICE AND EXPERIENCE
------------                                                              ---------------------
William J. Rotenberry, 42                        Mr. Rotenberry is Vice President -  Business Development.  He has been employed  by  the  Company  since  January  1996  and  became  a  Vice
                                                 President of the  Company in February 1996.   From 1990 until  January
                                                 1996,  he   was  Director  of  Corporate     Development  for   Joslyn
                                                 Corporation,  a diversified manufacturer.
Michael de St. Paer, 51                          Mr. de St. Paer is a  Vice President of the Company  and has held that position since April 1994.  He  is also Managing Director of Whitlenge and has held that position since April  1993.  From June 1992 to April
                                                 1993  he was  Assistant Managing  Director  of  Whitlenge.   From 1991
                                                 until  June 1992, he  was the Managing Director  and a Group Technical
                                                 Director of Hartek.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

The information contained in the table entitled "Common Stock" in the 1996 Annual Report and in Note 16 of the "Notes to Consolidated Financial Statements" in the 1996 Annual Report is incorporated herein by reference.

Non-employee directors of the Company are compensated for their services in the form of shares of the Company's common stock, value $.10 per share (the" Common Stock"). The offer and sale of such shares has not been registered under the Securities Act of 1933, as amended (the "1933 Act"), and is made in reliance upon the private placement exemption under Section 4(2) of the 1933 Act. A total of eight persons have thus far acquired Common Stock under the plan, all of whom have access to full financial and other information about the Company.

Under the terms of the directors' compensation plan, non-employee directors of the Company currently receive for their services an annual retainer fee paid in shares of Common Stock with a total market value of approximately $16,000, determined as of the day immediately preceding the date of the annual meeting. Any non-employee director who serves as chairman of the Audit, Compensation, Executive or Governance Committees of the Board of Directors receives, as compensation for those services, additional shares of Common Stock with a total market value of approximately $2,000, determined as of the same valuation date used in determining the number of shares to be granted to the directors as annual retainer fees. All of the shares are issued from treasury stock.
Within the last three fiscal years, the Company has issued the following number of shares on the dates indicated:


              DATE OF ISSUANCE                               TOTAL NUMBER OF SHARES                  AGGREGATE MARKET VALUE
              ----------------                               ----------------------                  ----------------------
              May 16, 1996                                            5,965                                 $119,300
              May 18, 1995                                            6,219                                 $120,493

              June 10, 1994                                           8,038                                 $118,561

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data contained in the table entitled "Five Year Summary" in the 1996 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Arthur Andersen LLP, independent public accountants, and the consolidated financial statements together with the notes thereto (as set forth in the List of Financial Statements in Part IV, Item 14 (a)(1), below) in the 1996 Annual Report are incorporated herein by reference. The selected financial data contained in the table entitled "Selected Quarterly Financial Data" in the 1996 Annual Report are also incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on accounting and financial disclosures during 1996.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained in "Information Regarding Nominees and Directors" and "Compliance with Section 16(a) of the Exchange Act" in the 1997 Proxy Statement is incorporated herein by reference. See also "Executive Officers of the Registrant," Part I, above.


ITEM 11.         EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation," "Options and Stock Appreciation Rights," "Pension Plan," "Executive Compensation and Severance Agreements, Including Change of Control Provisions," and "Directors' Fees and Compensation" in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information contained in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the sections entitled "Executive Compensation," "Executive Compensation and Severance Agreements, Including Change of Control Provisions" and "Other Agreements" in the 1997 Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
8-K

(A)(1)   LIST OF FINANCIAL STATEMENTS

The following financial statements, together with the report thereon of Arthur Andersen LLP dated February 4, 1997, appearing in the Company's 1996 Annual Report, are incorporated herein by reference.

Scotsman Industries, Inc. and Subsidiaries:

         Report of Independent Public Accountants

         Consolidated Statement of Income for each of the three years ended December 29, 1996, December 31, 1995, and January 1, 1995.

         Consolidated Balance Sheet as of December 29, 1996, and December 31, 1995.

         Consolidated Statement of Cash Flows for each of the three years ended December 29, 1996, December 31, 1995, and January 1, 1995.

         Consolidated Statement of Shareholders' Equity for each of the three years ended December 29, 1996, December 31, 1995, and January 1, 1995.

         Notes to Consolidated Financial Statements.

         Five Year Summary.

         Selected Quarterly Financial Data (Unaudited).

(A)(2)   LIST OF FINANCIAL STATEMENT SCHEDULE

         Report of Independent Public Accountants.

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


Exhibit 2.1   -   Agreement and Plan of Merger, dated as of February 2, 1997, among the Company, K Acquisition Corp., and Kysor
                  Industrial Corporation (incorporated herein by reference from Exhibit (c)(1) to the Company's Tender Offer Statement on
                  Schedule 14D-1, filed with the Commission on February 7,
                  1997), as amended by the First Amendment to Agreement and Plan of Merger, dated as of March 7, 1997 (incorporated herein by reference to the Company's 8-K, dated March 8, 1997).

Exhibit 2.2   -   Agreement for the Sale, Purchase and Assignment of the
                  Entire Share Capital of Hartek Beverage Handling GmbH and Hartek Awagem Vertriebsges, m.b.H., dated December 31,
                  1995, among Hartek Beverage Handling B.V., Hartwall Bolagen
                  AB, Scotsman Group Inc. and Scotsman Industries, Inc.
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1995).

Exhibit 2.3   -   Agreement and Plan of Merger, dated as of January 11, 1994, among Scotsman Industries, Inc., Scotsman Acquisition
                  Corporation, DFC Holding Corporation, The Delfield Company,
                  Onex Corporation, Onex DHC LLC, Pacific Mutual Life Insurance
                  Co., PM Group Life Insurance Co., EJJM, Matthew O. Diggs, Jr.,
                  Timothy C. Collins, W. Joseph Manifold, Charles R. McCollom,
                  Anita J. Moffatt Trust, Anita J. Moffatt, Remo Panella, Teddy
                  F. Reed, Robert L. Schafer, Graham E. Tillotson, John A.
                  Tilmann Trust, John A. Tilmann, Kevin E. McCrone, Michael P.
                  McCrone, Ronald A. Anderson and Continental Bank N.A.
                  (incorporated herein by reference to the Company's 8-K, dated
                  January 13, 1994), as amended by the First Amendment thereto, dated as of March 17, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2,
                  1994).

Exhibit 2.4   -   Share Acquisition Agreement, dated as of January 11, 1994, among Scotsman Industries, Inc., Whitlenge Acquisition
                  Limited, Whitlenge Drink Equipment Limited, Timothy C.
                  Collins, Graham F. Cook, Christopher R.L. Wheeler, Michael de
                  St. Paer and John Rushton (incorporated herein by reference to the Company's 8-K, dated January 13, 1994), as amended by the First Amendment thereto, dated as of March 17, 1994
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 3.1   -   Restated Certificate of Incorporation of the Company
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 3.2   -   By-Laws of the Company, as amended (incorporated herein by reference to the Company's 8-K, dated June 21, 1991).

Exhibit 4     -   Rights Agreement dated as of April 14, 1989 between Scotsman
                  Industries, Inc. and Harris Trust & Savings Bank
                  (incorporated herein by reference to the Company's 8-K, dated
                  April 25, 1989), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to Scotsman Industries, Inc. Amendment No. 4 to General Form for
                  Registration of Securities on Form 10/A, as filed with the Commission on January 27, 1994).

Exhibit 10.1  -   Reorganization and Distribution Agreement dated as of
                  March 15, 1989 by and among Household International,
                  Inc., Eljer Industries, Inc., Schwitzer, Inc. and Scotsman
                  Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

Exhibit 10.2  -   Tax Sharing Agreement dated as of March 15, 1989 among
                  Household International, Inc., Eljer Industries, Inc.,
                  Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25,
                  1989).

Exhibit 10.3  -   Benefits and Labor Agreement dated as of March 15, 1989
                  among Household International, Inc., Eljer Industries,
                  Inc., Schwitzer, Inc. and Scotsman Industries, Inc.
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.4  -   Credit Agreement dated March 12, 1997  among Scotsman Group
                  Inc. and the other parties named therein, as Borrowers, the Lenders named therein, and The First National Bank of Chicago, as Agent.

Exhibit 10.5  -   Promissory Note in the principal amount of $15,000,000,
                  made as of March 12, 1997 by Scotsman Group Inc. to
                  Comerica Bank, together with the related Reaffirmation of Guaranty and Consent, dated March 12, 1996, by Scotsman
                  Industries, Inc. in favor of Comerica Bank, Guaranty
                  Agreement, dated June 30, 1996, by Scotsman Industries, Inc.
                  in favor of Comerica Bank (incorporated herein to the Company's 10-Q, dated June 30, 1996) and Guaranty by Booth,
                  Inc., DFC Holding Corporation, The Delfield Company and Kysor
                  Industrial Corporation, dated March 12, 1997, in favor of
                  Comerica Bank.

Exhibit 10.6  -   Reimbursement Agreement, dated March 1, 1988, among
                  Household Manufacturing, Inc., King-Seeley Thermos Co.
                  and the National Westminster Bank PLC, as amended by the Amendments dated as of April 14, 1989, December 12, 1989, June
                  26, 1992, November 20, 1992, March 17, 1993, among Scotsman
                  Group Inc., Scotsman Industries, Inc. and The Bank of Nova
                  Scotia (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993), the Amendment dated April 29, 1994 (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994), and Amendment No. 7 thereto, dated March 12, 1997, among Scotsman
                  Group Inc., Scotsman Industries, Inc., The Bank of Nova Scotia and The First National Bank of Chicago.


Exhibit 10.7  -   ISDA Master Agreement, dated as of March 3, 1994, including the Schedule and Amended Confirmation (2) thereto, between The First National Bank of Chicago and Scotsman Group
                  Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995).

Exhibit 10.8*   -  Long-Term Executive Incentive Compensation Plan of Scotsman
                   Industries, Inc., as amended February 13, 1997.

Exhibit 10.9*   -  Scotsman Industries, Inc., Executive Incentive Compensation
                   Program, Plans B-1 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31,
                   1995) and AA, A-1 and A-2.

Exhibit 10.10*  -  Scotsman Group Inc. Supplemental Tax Reduction Investment
                   Plan, dated as of April 14, 1989 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 30, 1990).

Exhibit 10.11*  -  Non-Employee Directors Stock Option Plan, effective as of
                   August 11, 1994 (incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-59397).

Exhibit 10.12*  -  Employment Agreement dated September 16, 1991 between
                   Scotsman Group Inc. and Richard C. Osborne (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

Exhibit 10.13*  -  Employment Agreement dated September 16, 1991 between
                   Scotsman Group Inc. and Emanuele Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991).

Exhibit 10.14*  -  Employment Agreement dated September 16, 1991 between
                   Scotsman Group Inc. and Donald D. Holmes (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

Exhibit 10.15*  -  Employment Agreement dated October 17, 1996 between
                   Scotsman Group Inc. and Michael de St. Paer.

Exhibit 10.16*  -  Service Agreement dated February 1, 1995, as amended by the
                   Service Agreement Addendum, dated January 31, 1997, between Hartek Beverage Handling GmbH and Ludwig H. Klein.

Exhibit 10.17*  -  Executive Severance Agreement dated as of September 16,
                   1991 between Richard C. Osborne and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.18*  -  Executive Severance Agreement dated as of September 16,
                   1991 between Emanuele Lanzani and Frimont S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991), as amended by Amendment No.

                   1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.19*  -  Executive Severance Agreement dated as of September 16,
                   1991 between Donald D. Holmes and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994, between Donald D. Holmes and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.20*  -  Retirement Program for Emanuele Lanzani of Frimont, S.p.A.,
                   Subsidiary of King-Seeley Thermos Co. dated July 25,
                   1984 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.21   -  Agreement dated March 27, 1981 by and between Emanuele
                   Lanzani and King-Seeley Thermos Co. and Frimont, S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989), as amended by the Amendment dated March 20, 1990 (incorporated herein by reference to the Company's 10-Q for the quarter ended September 30, 1990).

Exhibit 10.22   -  Industrial Building Lease Agreement dated September 21,
                   1988 by and between American National Bank and Trust
                   Company of Chicago, as Trustee under Trust Agreement No. 64661 dated June 17, 1985, and Household Manufacturing, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.23   -  Lease Agreement, dated as of April 16, 1993, by and between the Western and Southern Life Insurance Company and
                   Booth, Inc. together with the related Guaranty by Scotsman Group Inc. dated as of April 8, 1993 (incorporated herein by reference to the Company's 10-Q for the quarter ended October 2, 1993), as amended by First Amendment to the Lease Agreement, dated October 27, 1993, (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995) and Second Amendment to the Lease Agreement, dated December 3, 1993, (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1,
                   1995).

Exhibit 13      -  Those portions of Scotsman's 1996 Annual Report to
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

Exhibit 21      -  List of Subsidiaries.

Exhibit 23   -     Consent of Arthur Andersen LLP.

Exhibit 27   -     Article 5 Financial Data Schedule for the Fiscal
                   Year Ended December 29, 1996.

Exhibit 99   -     Cautionary Statements.

Copies of the exhibits referred to above will be furnished to shareholders upon written request at a cost of fifteen cents per page. Requests should be made to Scotsman Industries, Inc. 775 Corporate Woods Parkway, Vernon Hills, Illinois 60061, Attention: Donald D. Holmes, Secretary.

(B)      REPORTS ON FORM 8-K

The Registrant filed no reports on Form 8-K during the quarterly period ended December 29, 1996.

(C)      EXHIBITS

The exhibits required under this Item 14(c) are filed as a separate section of this report.

(D)      FINANCIAL STATEMENT SCHEDULES

See pages 22 and 23 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1997                 SCOTSMAN INDUSTRIES, INC.


                                       BY: /s/ R. C. Osborne
                                           -------------------------------------
                                           R.C. Osborne, Chairman of the Board,
                                           President and Chief Executive Officer


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



                  Signature                                        Title                      Date
                  ---------                                        -----                      ----
/s/ R. C. Osborne                  ,    Chairman of the Board, President,                March 27, 1997
----------------------------------
(R.C. Osborne)                          Chief Executive Officer & Director
                                        (Principal Executive Officer) Director

/s/ D. C. Clark                    ,    Director                                         March 27, 1997
----------------------------------
(D.C. Clark)


/s/ T. C. Collins                  ,    Director                                         March 27, 1997
----------------------------------
(T.C. Collins)


/s/ F. W. Considine                ,    Director                                         March 27, 1997
----------------------------------
(F.W. Considine)


/s/ M. O. Diggs, Jr.               ,    Director                                         March 27, 1997
----------------------------------
(M.O. Diggs, Jr.)


/s/ G. D. Kennedy                  ,    Director                                         March 27, 1997
----------------------------------
(G.D. Kennedy)


/s/ R. G. Rettig                   ,    Director                                         March 27, 1997
----------------------------------
(R.G. Rettig)


/s/ D. D. Holmes                   ,    Vice President-Finance and                       March 27, 1997
----------------------------------      Secretary (Principal Financial &
(D.D. Holmes)                           Accounting Officer)



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To the Shareholders of Scotsman Industries, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Scotsman Industries, Inc.'s 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) Financial Statement Schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
February 4, 1997

                           SCOTSMAN INDUSTRIES, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                                                 Additions
                                                                 ---------

                                                         Charged          Charged
                                       Balance at           to              to                             Balance
                                        Beginning         Costs/           Other                            at End
                                        of Period        Expenses      Accounts (A)      Deductions       of Period
                                        ---------        --------      ------------      ----------       ---------
1994-
Accounts Receivable
  Reserves                                 $1,548            $ 430           $ 716           $ (398)          $2,296
                                            =====             ====            ====            =====            =====

1995-
Accounts Receivable
  Reserves                                 $2,296            $ 645           $ 572           $ (553)          $2,960
                                            =====             ====            ====            =====            =====

1996-
Accounts Receivable
  Reserves                                 $2,960            $ 435           $(128)          $ (489)          $2,778
                                            =====             ====            ====            =====            =====




_________________________

(A) Includes the translation impact and also includes increases due to inclusion of the accounts receivable reserves of the acquired businesses as of the date of their acquisition by the Company.

                                 EXHIBIT INDEX



Exhibit                                                                                           Page Number
 Number                                       Description(1)                                      of Exhibit
 ------                                       -----------                                         ----------
  2.1         Agreement  and  Plan of  Merger,  dated as  of  February 2,  1997,  among the
              Company, K Acquisition Corp., and  Kysor Industrial Corporation (incorporated herein  by  reference  from Exhibit  (c)(1)  to  the  Company's Tender  Offer
              Statement on Schedule 14D-1,  filed with the Commission on February 7, 1997), as  amended by the First Amendment to Agreement  and Plan of Merger, dated as of March  7, 1997  (incorporated herein  by reference  to the  Company's 8-K, dated March 8, 1997).

  2.2         Agreement for the  Sale, Purchase and Assignment of  the Entire Share Capital
              of Hartek  Beverage  Handling GmbH  and Hartek  Awagem Vertriebsges,  m.b.H.,
              dated  December 31,  1995,  among  Hartek  Beverage Handling  B.V.,  Hartwall
              Bolagen AB, Scotsman Group Inc.  and Scotsman Industries, Inc.  (incorporated herein by reference  to the Company's 10-K for the fiscal year ended December
              31, 1995).

  2.3         Agreement and Plan  of Merger, dated as  of January 11, 1994,  among Scotsman
              Industries, Inc., Scotsman Acquisition Corporation, DFC Holding  Corporation,
              The Delfield Company,  Onex Corporation,  Onex DHC LLC,  Pacific Mutual  Life
              Insurance Co.,  PM Group  Life Insurance  Co., EJJM,  Matthew O. Diggs,  Jr.,
              Timothy  C.  Collins,  W. Joseph  Manifold,  Charles  R.  McCollom, Anita  J.
              Moffatt Trust,  Anita J.  Moffatt,  Remo Panella,  Teddy F.  Reed, Robert  L.
              Schafer, Graham E. Tillotson,  John A. Tilmann Trust, John  A. Tilmann, Kevin
              E. McCrone, Michael  P. McCrone, Ronald A. Anderson and Continental Bank N.A.
              (incorporated herein by  reference to  the Company's 8-K,  dated January  13,
              1994), as amended by the First Amendment thereto, dated as  of March 17, 1994
              (incorporated  herein by reference to the  Company's 10-K for the fiscal year ended January 2, 1994).

  2.4         Share Acquisition Agreement,  dated as  of January 11,  1994, among  Scotsman
              Industries, Inc.,  Whitlenge Acquisition Limited,  Whitlenge Drink  Equipment
              Limited,  Timothy  C.  Collins, Graham  F.  Cook,  Christopher R.L.  Wheeler,
              Michael de  St.  Paer  and John  Rushton  (incorporated herein  by  reference herein to  the Company's  8-K, dated  January 13,  1994), as  amended by  the
              First Amendment thereto,  dated as of March 17,  1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

  3.1         Restated  Certificate of Incorporation of the Company (incorporated herein by reference  to the  Company's  10-K for  the fiscal  year  ended December  31,
              1989).

Exhibit                                                                                           Page Number
 Number                                       Description(1)                                      of Exhibit
 ------                                       -----------                                         ----------
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

  10.4        Credit  Agreement dated  March 12,  1997 among  Scotsman Group  Inc. and  the other parties named  therein, as  Borrowers, the Lenders  named therein,  and
              The First National Bank of Chicago, as Agent.

  10.5        Promissory Note in  the principal amount of $15,000,000, made as of March 12,
              1997 by  Scotsman Group  Inc. to  Comerica  Bank, together  with the  related
              Reaffirmation of  Guaranty and  Consent, dated  March 12,  1996, by  Scotsman
              Industries, Inc.  in favor of  Comerica Bank, Guaranty  Agreement, dated June
              30,  1996,   by  Scotsman  Industries,   Inc.  in  favor   of  Comerica  Bank
              (incorporated herein  to  the  Company's  10-Q,  dated  June  30,  1996)  and
              Guaranty by  Booth, Inc., DFC  Holding Corporation, The  Delfield Company and
              Kysor Industrial  Corporation, dated  March 12,  1997, in  favor of  Comerica
              Bank.

Exhibit                                                                                           Page Number
 Number                                       Description(1)                                      of Exhibit
 ------                                       -----------                                         ----------
  10.6        Reimbursement Agreement, dated March 1,  1988, among Household Manufacturing,
              Inc.,  King-Seeley  Thermos Co.  and the  National  Westminster Bank  PLC, as
              amended by  the Amendments  dated as of  April 14,  1989, December  12, 1989,
              June 26, 1992,  November 20, 1992, March 17, 1993, among Scotsman Group Inc.,
              Scotsman Industries,  Inc. and The  Bank of Nova  Scotia (incorporated herein by reference  to the  Company's 10-K  for the  fiscal year  ended January  3,
              1993), the Amendment dated  April 29, 1994 (incorporated herein  by reference to the Company's 10-Q  for the quarter ended  April 3, 1994) ,  and Amendment
              No. 7  thereto, dated  March 12,  1997, among  Scotsman Group Inc.,  Scotsman
              Industries, Inc., The  Bank of  Nova Scotia  and The First  National Bank  of
              Chicago.

  10.7        ISDA Master Agreement, dated as of March  3, 1994, including the Schedule and
              Amended Confirmation  (2) thereto, between The First National Bank of Chicago and Scotsman  Group Inc. (incorporated  herein by reference  to the Company's
              10-K for the fiscal year ended January 1, 1995).

  10.8        Long-Term  Executive Incentive  Compensation  Plan  of  Scotsman  Industries,
              Inc., as amended February 13, 1997.

  10.9        Scotsman Industries,  Inc., Executive  Incentive Compensation  Program, Plans
              B-1  (incorporated herein by reference  to the Company's  10-K for the fiscal year ended December 31, 1995) and AA, A-1 and A-2.

 10.10        Scotsman Group Inc. Supplemental  Tax Reduction Investment Plan, dated  as of
              April 14,  1989 (incorporated herein by  reference to the Company's  10-K for the fiscal year ended December 30, 1990).

 10.11        Non-Employee Directors Stock  Option Plan,  effective as of  August 11,  1994
              (incorporated herein by reference to the Company's  Registration Statement on
              Form S-8, No. 33-59397).

 10.12        Employment Agreement  dated September  16, 1991  between Scotsman Group  Inc.
              and Richard C.  Osborne (incorporated  herein by reference  to the  Company's
              10-Q for the quarter ended September 29, 1991).

 10.13        Employment Agreement  dated September  16, 1991  between Scotsman Group  Inc.
              and Emanuele  Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991).

 10.14        Employment Agreement  dated September  16, 1991  between Scotsman Group  Inc.
              and Donald D. Holmes  (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).
 10.15        Employment Agreement dated October  17, 1996 between Scotsman Group  Inc. and
              Michael de St. Paer.

Exhibit                                                                                           Page Number
 Number                                       Description(1)                                      of Exhibit
 ------                                       -----------                                         ----------
 10.16        Service  Agreement  dated  February  1,  1995,  as  amended  by  the  Service
              Agreement Addendum, dated January 31, 1997, between Hartek Beverage  Handling
              GmbH and Ludwig H. Klein.

 10.17        Executive Severance  Agreement dated as of September 16, 1991 between Richard
              C. Osborne and Scotsman Group  Inc. (incorporated herein by reference to  the
              Company's 10-Q  for the  quarter  ended September  29, 1991),  as amended  by
              Amendment  No. 1 thereto, dated  as of January  11, 1994 (incorporated herein by reference  to the  Company's 10-K  for the  fiscal year  ended January  2,
              1994).

 10.18        Executive  Severance  Agreement  dated  as  of  September  16,  1991  between
              Emanuele Lanzani  and Frimont S.p.A. (incorporated herein by reference to the
              Company's 10-K for  the fiscal year ended  December 29, 1991), as  amended by
              Amendment  No. 1 thereto, dated  as of January  11, 1994 (incorporated herein by reference  to the  Company's 10-K  for the  fiscal year  ended January  2,
              1994).

 10.19        Executive Severance Agreement dated  as of September 16, 1991  between Donald
              D.  Holmes and Scotsman  Group Inc. (incorporated herein  by reference to the
              Company's 10-Q  for the  quarter  ended September  29, 1991),  as amended  by
              Amendment No. 1  thereto, dated  as of  January 11, 1994,  between Donald  D.
              Holmes and  Scotsman  Group  Inc (incorporated  herein  by reference  to  the
              Company's 10-K for the fiscal year ended January 2, 1994).

 10.20        Retirement Program  for Emanuele  Lanzani of  Frimont, S.p.A.,  Subsidiary of
              King-Seeley Thermos  Co.  dated  July  25,    1984  (incorporated  herein  by
              reference  to  the Company's  10-K  for the  fiscal  year ended  December 31,
              1989).

 10.21        Agreement dated  March 27,  1981 by and  between Emanuele  Lanzani and  King-
              Seeley Thermos Co. and  Frimont, S.p.A. (incorporated herein by  reference to the Company's 10-K for the fiscal  year ended December 31, 1989), as  amended by  the Amendment dated  March 20, 1990 (incorporated  herein by reference to the Company's 10-Q for the quarter ended September 30, 1990).

 10.22        Industrial Building Lease Agreement  dated September 21, 1988 by  and between
              American National Bank and Trust  Company of Chicago, as Trustee  under Trust
              Agreement No.  64661 dated June  17, 1985, and  Household Manufacturing, Inc.
              (incorporated herein by  reference to the Company's 10-K for  the fiscal year ended December 31, 1989).


Exhibit                                                                                           Page Number
 Number                                       Description(1)                                      of Exhibit
 ------                                       -----------                                         ----------
 10.23        Lease Agreement, dated as of April 16,  1993, by and between the Western  and
              Southern Life Insurance  Company and  Booth, Inc. together  with the  related
              Guaranty  by Scotsman  Group Inc.  dated as  of April  8, 1993  (incorporated herein by reference  to the Company's 10-Q  for the quarter ended  October 2,
              1993), as  amended by First  Amendment to the Lease  Agreement, dated October
              27, 1993,  (incorporated herein  by reference to  the Company's 10-K  for the fiscal  year  ended  January 1,  1995)  and  Second  Amendment  to the  Lease
              Agreement, dated December 3,  1993, (incorporated herein by reference  to the
              Company's 10-K for the fiscal year ended January 1, 1995).

   13         Those portions of  Scotsman's 1996  Annual Report to  Shareholders which  are
              incorporated  herein  by   reference  under  Part   I,  Item  1,   "Financial
              Information about Foreign and Domestic Operations," and Part II, Items 5,  6,
              7,  and 8  of  the Form  10-K,  consisting  of "Management's  Discussion  and
              Analysis of Financial Condition  and Results of Operations,  " the report  of
              Arthur Andersen  LLP and the consolidated financial statements, together with the  notes thereto (as  set forth in  the list of  financial statements under
              Item 14(a)(1)), "Five Year Summary," "Selected  Quarterly Financial Data" and
              "Common Stock."

   21         List of Subsidiaries.

   23         Consent of Arthur Andersen LLP.

   27         Article 5  Financial Data  Schedule for  the Fiscal Year  Ended December  29,
              1996.

   99         Cautionary Statements.
-------------------

(1) Unless otherwise indicated, all documents incorporated herein by reference to prior filings have been incorporated by reference to filings made under Commission File No 1-10182.