Form 10-Q
period 1997-03-30
SCOTSMAN INDUSTRIES INC
filed 1997-05-14
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended
                            March 30, 1997



   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number  1-10182
                                            -------
                     Scotsman Industries, Inc.
     ------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

    Delaware                           36-3635892
-------------------------      -----------------------------------
 (State of Incorporation)     (I.R.S. Employer Identification No.)

775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
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

     Yes    x       No
          ------       ------
At May 8, 1997 there were 10,548,214 shares of registrant's common
   -----------            ----------
stock outstanding.

                       SCOTSMAN INDUSTRIES, INC.
                      --------------------------

                               FORM 10-Q
                              ----------

                            March 30, 1997
                           ----------------


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

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

PART II--OTHER INFORMATION:

     Item 1.   LEGAL PROCEEDINGS

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                       SCOTSMAN INDUSTRIES, INC.
                     CONDENSED STATEMENT OF INCOME
                              (Unaudited)
                (In thousands, except per-share amount)
                ---------------------------------------
                                           For the Three
                                            Months Ended
                                    ---------------------------
                                     Mar. 30,          Mar. 31,
                                       1997             1996
                                     --------         --------
Net sales                             $98,077         $85,533

Cost of sales                          72,446          62,130
                                     --------         --------
        Gross profit                  $25,631         $23,403

Selling and administrative expenses    16,124          15,023
                                     --------         --------
Income from operations                $ 9,507         $ 8,380

Interest expense, net                   2,207           1,415
                                     --------         --------
Income before income taxes            $ 7,300         $ 6,965

Income taxes                            3,435           3,346
                                     --------         --------
Income before extraordinary
  loss                                $ 3,865         $ 3,619

Extraordinary
  loss (net of income
  taxes of $422)(i)                      (633)              -
                                     --------         --------
Net income                            $ 3,232         $ 3,619
Preferred stock dividends                   -             310
                                     --------         --------
Net income available
  to common shareholders              $ 3,232         $ 3,309
                                     ========         ========
Primary net income per common
     share (ii):
  Income before extraordinary loss    $  0.36         $  0.36
  Extraordinary loss                    (0.06)            -
                                     --------         --------
  Net income per common share         $  0.30         $  0.36
                                     ========         ========
Fully diluted net income per
   common share (iii):
  Income before extraordinary loss    $  0.36         $  0.34
  Extraordinary loss                    (0.06)            -
                                     --------         --------
  Net income per common share         $  0.30         $  0.34
                                     ========         ========

PART I--FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
     -----------------------------




CONDENSED STATEMENT OF INCOME - continued

(i) The extraordinary loss resulted from one-time expenses incurred relating to the early retirement of $20 million of 11.43% privately placed debt of the Company prior to the acquisition of Kysor Industrial Corporation in March of 1997.

(ii) PRIMARY: Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 10,795,445 and 9,140,363, for the three months ended March 30, 1997, and March 31, 1996, respectively.

(iii) FULLY DILUTED: The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from the date of issue. The total number of shares used in the fully-diluted calculation for the three months ended March 30, 1997, and March 31, 1996, were 10,806,254 and 10,669,965, respectively.


See notes to unaudited condensed financial statements.

                       SCOTSMAN INDUSTRIES, INC.
                        CONDENSED BALANCE SHEET
                 (In thousands, except per-share data)
                  ---------------------------------------
                                               Mar. 30,      Dec. 29,
           A S S E T S                          1997           1996
           -----------                        ---------      --------
                                              (unaudited)
CURRENT ASSETS:
  Cash and temporary cash investments         $ 18,074       $ 16,501
  Trade accounts receivable, net of
    reserves of $4,627 and $2,778              102,419         58,734
  Inventories                                   85,170         52,530
  Deferred income taxes                         14,491          4,708
  Other current assets                           7,345          5,101
                                               -------        -------
       Total current assets                   $227,499       $137,574

PROPERTIES AND EQUIPMENT, net of
     accumulated depreciation of $71,793
     and $44,654                                84,786         46,659

GOODWILL, net                                  285,552         94,975

DEFERRED INCOME TAXES                           26,588            -

OTHER NONCURRENT ASSETS                         40,100          4,056
                                               -------        -------
                                              $664,525       $283,264
                                               =======        =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
     Short-term debt and current maturities
       of long-term debt and capitalized
       lease obligations                      $ 22,850       $ 16,317
     Trade accounts payable                     47,401         22,344
     Accrued income taxes                       16,613          6,302
     Accrued expenses                           64,661         33,290
                                               -------        -------
          Total current liabilities           $151,525       $ 78,253

LONG-TERM DEBT AND CAPITALIZED LEASE
     OBLIGATIONS                               330,274         60,289

DEFERRED INCOME TAXES                            7,360          3,710

OTHER NONCURRENT LIABILITIES                    44,482          9,300
                                               -------        -------
          Total liabilities                   $533,641       $151,552
                                               =======        =======
SHAREHOLDERS' EQUITY:
     Common stock, $.10 par value             $  1,074       $  1,073
     Additional paid in capital                 73,174         73,053
     Retained earnings                          65,004         62,036
     Deferred compensation and
       unrecognized pension cost                   (87)         (117)
     Foreign currency translation adjustments   (6,825)       (2,877)

     Less:  Common stock held in treasury       (1,456)       (1,456)
                                               -------       -------
          Total Shareholders' Equity          $130,884      $131,712
                                               -------       -------
                                              $664,525      $283,264
                                               =======       =======

See notes to unaudited condensed financial statements.

                      SCOTSMAN INDUSTRIES, INC.
                   CONDENSED STATEMENT OF CASH FLOWS
                              (Unaudited)
                            (In Thousands)
                            --------------

                                                       For the Three
                                                        Months Ended
                                                  -----------------------
                                                   Mar. 30,      Mar. 31,
                                                     1997          1996
                                                  ---------      --------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                   $   3,232      $  3,619
     Adjustments to reconcile net income
       to net cash provided by operating
       activities-
         Depreciation and amortization                2,922         1,980
     Change in assets and liabilities-
       Trade accounts receivable                    (10,579)       (8,654)
       Inventories                                   (3,290)       (3,947)
       Trade accounts payable and other
         liabilities                                 (1,940)        8,069
       Other, net                                       734          (485)
                                                  ---------      --------
     Net cash (used in) provided by
       operating activities                       $  (8,921)     $    582
                                                  ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in properties and equipment       $  (1,836)     $ (1,451)
     Acquisition of Kysor Industrial Corp., net    (262,189)           -
     Proceeds from disposal of property,
       plant and equipment                                5            89
                                                  ---------      --------
     Net cash used in investing activities        $(264,020)     $ (1,362)
                                                  ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under long-term
       debt and capitalized lease
        obligations                             $   (56,816)     $ (2,101)
     Issuance of long-term debt                     326,491        10,866
     Dividends paid to shareholders                    (264)         (534)
     Short-term debt, net                             6,236        (7,927)
                                                  ---------      --------
     Net cash provided by financing
       activities                                 $ 275,647      $    304
                                                  ---------      --------
     Effect of exchange rate changes on
       cash and temporary cash investments           (1,133)         (449)

NET INCREASE (DECREASE) IN CASH AND
     TEMPORARY CASH INVESTMENTS                   $   1,573      $   (925)

CASH AND TEMPORARY CASH INVESTMENTS,
     beginning of period                             16,501        15,808

CASH AND TEMPORARY CASH INVESTMENTS,              ---------      --------
     end of period                               $   18,074      $ 14,883
                                                  =========      ========

                       SCOTSMAN INDUSTRIES, INC.
             CONDENSED STATEMENT OF CASH FLOWS - continued
                              (Unaudited)
                            (In Thousands)
                            --------------

                                                      For the Three
                                                      Months Ended
                                                 -----------------------
                                                  Mar. 30,      Mar. 31,
                                                    1997          1996
                                                 ---------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
   Interest                                      $    2,779      $  1,411
                                                  =========      ========
   Income taxes                                  $      329      $    163
                                                  =========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Investment in properties and equipment
    through issuance of capitalized
    lease obligations                             $    (418)     $    (42)
                                                   ========      ========
  Issuance of common stock for
    acquisition                                   $      --      $      -
                                                  =========       ========

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

All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to consolidated financial statements for the year ended December 29, 1996, appearing in the Company's 1996 Annual Report to Shareholders (the "Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Annual Report.

(2) INVENTORIES:
---------------

Inventories consisted of the following (in thousands):

                              Mar. 30,        Dec. 29,
                                1997            1996
                               ------          ------

     Finished goods           $34,399         $23,207
     Work-in-process           16,915           9,052
     Raw materials             33,856          20,271
                               ------          ------
          Total inventories   $85,170         $52,530
                               ======          ======

(3)  ACQUISITION OF KYSOR:
-------------------------


In March of 1997, the Company completed the acquisition of Kysor Industrial Corporation ("Kysor"), a leading supplier of refrigerated display cases and walk-in coolers and freezers to supermarkets and convenience stores. Prior to the acquisition, Kysor also manufactured a line of products for the transportation industry through its transportation products group (the "Transportation Products Group"). The Company purchased Kysor for an aggregate purchase price of $309 million in cash and assumed $35 million in debt, net of cash, related to both Kysor's Transportation Products Group and its Commercial Products Group, through which Kysor sold its refrigerated display cases and walk-in coolers and freezers. Concurrent with the acquisition, Kysor sold Kysor's Transportation Products Group to a third party for an aggregate purchase price of $86 million in pre-tax proceeds ($68 million of after-tax proceeds) plus assumption of certain liabilities related to the Transportation Products Group. Including transaction and severance costs of $22.5 million, the net purchase price for the Commercial Products Group was approximately $299 million.

The acquisition will be accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed will be recorded at their estimated fair values which are subject to further refinement, including final appraisals and other analyses, with appropriate recognition given to the effect of current interest rates and income taxes. Goodwill relating to the acquisition of Kysor of approximately $192 million will be finalized within 12 months of the acquisition date and is being amortized for book purposes over 40 years using the straight-line method.

The acquisition of Kysor was financed through a $415 million loan facility between the Company and The First National Bank of Chicago (the "FNBC Facility"). The FNBC Facility consists of a $150 million seven-year term loan and a $265 million seven-year revolving loan facility, both with an initial interest rate of 1.375 percent above Eurocurrency rates. The interest rates on both facilities adjust based on a certain ratio tied to the strength of the Company's balance sheet.

The agreement governing the FNBC Facility includes various financial covenants. One of those covenants has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to the cumulative effect of future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and
(ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. At December 29, 1996, consolidated stockholders' equity of the Company was $131.7 million. Under the FNBC Facility, the Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends.

The FNBC Facility requires that a notional amount of $150 million be hedged to reduce interest rate exposure for three years. Subsequent to the acquisition of Kysor, the Company entered into interest rate swap agreements to hedge its interest rate exposure on $150 million of the aggregate borrowing under the FNBC Facility for a three-year period. One of the interest rate swap agreements, covering a notional amount of $50 million, is extendable for an additional two years at the bank's option.

In addition to financing the Kysor acquisition, proceeds of the FNBC Facility will be used to pay expenses associated with this acquisition and were used to repay existing long-term debt, including the portion of debt outstanding under the Company's former $90.0 million reducing credit agreement and a $20.0 million private placement agreement.

Due to the significance of the Kysor acquisition to the Company, the Company's operating results will be materially different from, and will not be comparable to, prior periods. For fiscal year 1996, Kysor's sales of commercial refrigeration products were $245.1 million, which when combined with the comparable period for the Company, would have resulted in pro forma combined sales of $601.4 million, a 69 percent increase over the Company's reported 1996 sales.

The accompanying unaudited condensed pro forma income statement information is presented to illustrate the effect of certain events on the historical income statement information of the Company as if the acquisition of Kysor had occurred as of the first day of each of the periods presented.

The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above. The pro forma results of operations for the period ended March 30, 1997 include certain adjustments made by Kysor prior to acquisition anticipating the completion of the transaction. These adjustments related to changes in the accounting estimates for the carrying values of certain assets and liabilities and the combining of four of Kysor's business units into two business units. These adjustments are not reflected in the pro forma results for the period ended March 31, 1996. Management does not expect these adjustments to occur in the future.

The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.

(Amounts in thousands, except per-share data)
PRO FORMA  (Unaudited)

Three Months Ended                      March 30,           March 31,
                                          1997                 1996
                                        ---------           ---------

Net Sales                               $136,911             $132,490
Net income before
  extraordinary item                    $  1,839            $   2,978
Net income per common share before
  extraordinary item                    $   0.17            $    0.28
Average number of common shares
  outstanding - fully diluted             10,806               10,670

               SCOTSMAN INDUSTRIES, INC.
               -------------------------


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
-----------------------------------------------------------


Results of Operations
---------------------

The following discussion and analysis of the Company's financial condition and results of operations contains forward looking statements that involve risks and uncertainties. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. For a discussion of certain factors that could cause actual results to differ from those anticipated, see the Cautionary Statements included in
Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

Net sales for the first quarter of 1997 were $98.1 million, up $12.5 million or 15 percent from sales for the first quarter of 1996. First quarter 1997 results included sales from March 10 through March 30 of $14.5 million from the Commercial Products Group of Kysor Industrial Corporation ("Kysor") subsequent to its acquisition by the Company in March 1997.

Scotsman's worldwide ice machine sales, representing slightly less than 40 percent of the Company's sales for the first quarter of 1997, decreased by 9 percent in U.S. dollars compared with the first quarter of 1996. The decline in ice machine sales resulted primarily from lower sales from European operations due to weak market conditions and high distributor inventory levels. Translation of European sales into U.S. dollars was also negatively impacted by the strong U.S. dollar.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
-----------------------------------------------------------


Results of Operations - continued
---------------------

Sales of food preparation and storage equipment, representing slightly more than one quarter of the Company's sales in the first quarter of 1997, increased 17 percent for the first quarter compared to the first quarter of the prior year. Improved volume of sales at the Company's Delfield business to Boston Market as a result of Delfield's designation as Boston Market's sole supplier of serving line and certain related products and strong sales of the Tecnomac bakery equipment product line in Italy were primary contributors to this increase.

Sales of beverage dispensing equipment, representing slightly less than one-fifth the Company's sales for the quarter, decreased approximately 4 percent compared to the same period of the prior year. Sales gains by the Company's U.K.-based beverage dispensing business were more than offset by weaker sales by the Company's dispensing business in Germany and in the United States.

The Company's gross profit increased by $2.2 million compared with the first quarter of 1996 due to the impact of the newly-acquired Kysor business. However, the Company's gross profit margin decreased as a percentage of sales to 26.1 percent in 1997 from 27.4 percent in the first quarter of 1996. The reduction in gross profit margins was primarily attributable to the lower margins at the Company's Delfield business in the first quarter, reflecting lower productivity as Delfield adopted new manufacturing processes to accommodate higher sales demand.

Selling and administrative expenses of $16.1 million increased by $1.1 million or 7 percent from the first quarter of 1996. The increase in selling and administrative expenses was attributable to the inclusion of Kysor results subsequent to its acquisition by the Company. As a percentage of net sales, selling and administrative expenses decreased to
16.4 percent from 17.6 percent compared with the prior year period.

Income from operations of $9.5 million increased by $1.1 million or 13 percent from the first quarter of 1996 which reflects primarily the contribution to profits by the newly-acquired Kysor business.

Interest expense, net of $2.2 million, increased by $0.8 million or 56 percent when compared to the prior year's first quarter, primarily as a result of the increased domestic borrowings incurred by the Company to fund the acquisition of Kysor.

The Company's overall tax rate for the first quarter of 1997 was 47.1 percent compared with 48.0 percent for the first quarter of 1996. This lower income tax rate is primarily attributable to an increase in the percentage of the Company's pre-tax income which was generated domestically as a result of the inclusion of the results of operations of Kysor and the lower relative tax rate applicable to the Company's domestic income.

Net income for the first quarter of 1997, before a one-time after-tax charge of $633,000 incurred for the early retirement of $20 million of 11.43% private placement debt, was up 7 percent to $3.9 million or $0.36 per share. Net income for the first quarter of 1997 including the one-time charge declined 11 percent to $3.2 million or $0.30 per share.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
-----------------------------------------------------------

Kysor sales have traditionally been strongest in the third and fourth quarters of the year and Kysor's results are expected to be accretive to Scotsman's fully-diluted earnings per share in the third and fourth quarters of this year and for the full year. On a continuing basis, Kysor's seasonal pattern is expected to shift Scotsman's historical pattern of sales and earnings more to the second half of the year. Kysor's seasonality, plus factors mentioned above regarding Delfield and the European ice machine businesses, are expected to result in relatively flat earnings per share in the second quarter and improved earnings per share in the second half compared to the same periods of the prior year.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's liquidity requirements have arisen primarily from the need to fund its working capital, capital expenditures, acquisitions, and interest expense, including fixed obligations associated with debt or lease obligations. The Company has met these liquidity requirements through use of funds generated from operations, along with financing from various sources.

The Company expects to continue to generate significant cash flow from operations, which will be used to run the Company's businesses and fund further growth. Increased levels of working capital, capital expenditures and interest expense associated with the Kysor acquisition are not expected to adversely impact the Company's liquidity and access to capital.

The Company utilized cash flow from operations of $8.9 million for the first quarter of 1997 compared to cash flow provided by operating activities of $0.6 million for the first quarter of 1996.

The following changes in the balance sheet categories from December 29, 1996, until March 30, 1997, exclude the impact of the acquisition of Kysor in March of 1997 and the impact of changes in foreign exchange rates on those categories:

     Inventory increased by $3.3 million, which reflects normal seasonal activity in anticipation of the Company's major selling season.

     Accounts receivable were $10.6 million higher, primarily as a result of the sales increase in the first quarter of 1997 compared to the fourth quarter of 1996.

     Trade accounts payable were $5.8 million higher, which also reflects the increased inventory purchases.

Capital expenditures, including those funded through capital leases, increased $0.8 million, or 51 percent to $2.3 million for the first quarter of 1997 from $1.5 million for the first quarter of 1996. Capital expenditures in 1997 were made primarily to fund productivity improvements, new product tooling, and maintenance and replacement items.

All asset and liability accounts as of March 30, 1997, were significantly impacted by the acquisition of Kysor in March of 1997. Goodwill increased from December 29, 1996 due to the acquisition of Kysor, which added approximately $192 million.

Cash and temporary cash investments of $18.1 million as of the end of the first quarter of 1997 increased by $1.6 million from December 29, 1996, reflecting primarily the increase in cash balances at the Company's foreign subsidiaries.

Shareholders' equity decreased $0.8 million from December 29, 1996, which reflects net income of $3.2 million for the first quarter of 1997, which was more than offset by a reduction in shareholders' equity caused by changes in accumulated foreign currency translation adjustments and the impact of dividends.

Note 3 to the condensed financial statements contains a summary of the changes in the Company's debt structure. Long-term debt outstanding increased by approximately $270 million as of the end of the first quarter of 1997 primarily due to the acquisition of Kysor in March of 1997, along with funding of working capital needs. Short-term debt increased by $6.2 million from December 29, 1996 also primarily due to funding of working capital needs of the business. Total debt, including capital leases, was $353.1 million compared to $76.6 million as of December 29, 1996. The debt to capital ratio was 73 percent at March 30, 1997, compared with 37 percent at December 29, 1996.

On February 13, 1997 the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 28, 1997.

Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.

PART II.  OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings

     Manitowoc Patent Litigation.
     ---------------------------

     On September 17, 1996, The Manitowoc Company, Inc. ("Manitowoc") filed a lawsuit against the Company in the United States District Court for the Northern District of Illinois, entitled THE MANITOWOC COMPANY, INC. V. SCOTSMAN INDUSTRIES, INC. In its Complaint and in an Amended Complaint, filed on January 14, 1997, Manitowoc alleged that the Company's CM{3} ice machine, a cuber machine introduced by the Company during the first quarter of 1996, infringed three patents owned by Manitowoc relating to a cleaning feature on an ice machine.

     The Company advised Manitowoc that it does not believe that the cleaning feature on its CM{3} ice machine infringed any of Manitowoc's patents. As previously reported in the Company's 1996 Annual Report on Form 10-K, in the interests of avoiding litigation, the Company nonetheless implemented a design change to the cleaning feature on its CM{3} ice machine and agreed, with Manitowoc, to communicate with a particular ice machine customer and the Company's field service force about the operation of the CM{3} ice machine's cleaning feature. Following the Company's satisfaction of these settlement conditions, Manitowoc filed a Notice of Dismissal, dismissing the lawsuit without prejudice, on April 22, 1997.

     Litigation Relating to the Indianapolis Athletic Club Fire.
     ----------------------------------------------------------

     Delfield, which was acquired by the Company on April 29, 1994, was originally named as a defendant in two cases filed in Marion County Superior Court, Indianapolis, Indiana, arising out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992, including MUTZ V. THE DELFIELD COMPANY, ET AL., brought by the estate of Thomas R. Mutz alleging damages for the alleged wrongful death of Mr. Mutz in the fire. The plaintiffs alleged, in both actions, that the fire was caused by a refrigerator manufactured by Delfield. Delfield was dismissed as a defendant in both cases, following an investigation of its claim that the refrigerator in the IAC was manufactured, not by Delfield, but by the Delfield Division of Alco Standard Corporation ("Alco") prior to the acquisition of the Delfield Division by DFC Holding Corporation which was, in turn, acquired by Scotsman. Such dismissals were, however, without prejudice to the rights of the plaintiffs to reinstate their claims against Delfield. The plaintiffs in both cases continued to pursue their claims against the Delfield Division of Alco, and the Company has continued to monitor such actions.

     As previously reported in the Company's 1996 Annual Report on Form 10-K, Alco and the other defendants in MUTZ agreed to enter into a settlement agreement with the estate of Mr. Mutz resolving all of the claims of the estate against such defendants. Under the terms of the settlement agreement, Alco and/or its insurer agreed to pay a total of $200,000 as Alco's share of the settlement amount. The settlement agreement has been finalized, and on April 1, 1997, the court entered an order dismissing the MUTZ case, with prejudice.

     Item 6.   Exhibits and Reports
               on Form 8-K
               --------------------

(a)  Exhibits

     Exhibit 10.1 Domestic Guaranty, dated as of March 12, 1997, entered into by Scotsman Industries, Inc., in favor of The First National Bank of Chicago, as agent, and the lenders named in the Credit Agreement, dated as of March 12, 1997, among Scotsman Group Inc., Scotsman Industries, Inc. and certain of their subsidiaries, as borrowers, The First National Bank of Chicago, as agent, and the lenders named therein (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

     Exhibit 10.2 Domestic Guaranty, dated as of March 12, 1997, in the form separately entered into by each of Scotsman Group Inc., Booth, Inc., DFC Holding Corporation, The Delfield Company, and Kysor Industrial Corporation, in favor of The First National Bank of Chicago, as agent, and the lenders named in the Credit Agreement, dated as of March 12, 1997, among Scotsman Group Inc., Scotsman Industries, Inc. and certain of their subsidiaries, as borrowers, The First National Bank of Chicago, as agent, and the lenders named therein (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996).

     Exhibit 10.3 Foreign Guaranty, dated as of March 12, 1997, in the form separately entered into by each of Whitlenge Drink Equipment Limited, Scotsman Drink Limited, Frimont S.p.A., and Castel MAC S.p.A., in favor of The First National Bank of Chicago, as agent, and the lenders named in the Credit Agreement, dated as of March 12, 1997, among Scotsman Group Inc., Scotsman Industries, Inc. and certain of their subsidiaries, as borrowers, The First National Bank of Chicago, as agent, and the lenders named therein (previously filed as an exhibit to the Company's Annual Report on Form
                    10-K for the fiscal year ended December 29, 1996).

     Exhibit 10.4 Confirmation of Interest Rate Swap Transactions, dated March 17, 1997, in the notional amounts of $100 million and $50 million, respectively, pursuant to an ISDA Master Agreement and Schedule, dated as of March 3, 1994, between The First National Bank of Chicago and Scotsman Group Inc. (previously filed as an exhibit to the Company's 10-K for the fiscal year ended January 1, 1995).

     Exhibit 27 Article 5 Financial Data Schedule for the Period Ended March 30, 1997.



(b) The Registrant filed a report on Form 8-K dated March 8, 1997, during the quarterly period ended March 30, 1997.

                               SIGNATURE
                              ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCOTSMAN INDUSTRIES, INC.
                                     -------------------------

Date  May 12, 1997                 By: /s/ Donald D. Holmes
      -----------------               -------------------------
                                       Donald D. Holmes
                                       Vice President-Finance
                                       and Secretary

                             EXHIBIT INDEX
Exhibit                                                            Page Number
Number              Description                                     of Exhibit
-------             -----------                                    -----------

Exhibit 10.1   Domestic Guaranty, dated as of March 12, 1997,             21
               entered into by Scotsman Industries, Inc., in favor of The First National Bank of Chicago, as agent, and the lenders named in the Credit Agreement, dated as of March 12, 1997, among Scotsman Group Inc.,
               Scotsman Industries, Inc. and certain of their subsidiaries, as borrowers, The First National Bank of Chicago, as agent, and the lenders named therein (previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 29, 1996).

Exhibit 10.2   Domestic Guaranty, dated as of March 12, 1997, in the      32
               form separately entered into by each of Scotsman
               Group Inc., Booth, Inc., DFC Holding Corporation, The Delfield Company, and Kysor Industrial Corporation, in favor of The First National Bank of Chicago, as agent, and the lenders named in the Credit Agreement, dated as of March 12, 1997, among Scotsman Group
               Inc., Scotsman Industries, Inc. and certain of their subsidiaries, as borrowers, The First National Bank of Chicago, as agent, and the lenders named therein (previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 29, 1996).

Exhibit 10.3   Foreign Guaranty, dated as of March 12, 1997, in the       43
               form separately entered into by each of Whitlenge
               Drink Equipment Limited, Scotsman Drink Limited,
               Frimont S.p.A., and Castel MAC S.p.A., in favor of
               The First National Bank of Chicago, as agent, and the lenders named in the Credit Agreement, dated as of March 12, 1997, among Scotsman Group Inc., Scotsman Industries, Inc. and certain of their subsidiaries, as borrowers, The First National Bank of Chicago, as agent, and the lenders named therein (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 29,
               1996).

Exhibit 10.4   Confirmation of Interest Rate Swap Transactions,           54
               dated March 17, 1997, in the notional amounts of $100 million and $50 million, respectively, pursuant to an ISDA Master Agreement and Schedule, dated as of March
               3, 1994, between The First National Bank of Chicago and Scotsman Group Inc. (previously filed as an exhibit to the Company's 10-K for the fiscal year ended January 1, 1995).

Exhibit 27     Article 5 Financial Data Schedule for the Period           61
               Ended March 30, 1997.