Form 10-Q
period 1997-06-29
SCOTSMAN INDUSTRIES INC
filed 1997-08-13
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                                June 29, 1997



      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number  1-10182
                                                              -------
                          Scotsman Industries, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                36-3635892
   -------------------------                  ------------------
   (State of Incorporation)           (I.R.S. Employer Identification No.)

         775 Corporate Woods Parkway, Vernon Hills, Illinois  60061
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

        Yes    x       No
            ------         ------

   At AUGUST 8, 1997 there  were 10,555,038 shares of registrant's common
   stock outstanding.           ----------

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------
                                  FORM 10-Q
                                  ---------
                                June 29, 1997
                                -------------

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

   PART II--OTHER INFORMATION:

        Item 2.   RECENT SALES OF UNREGISTERED SECURITIES

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                  (In thousands, except per-share amounts)


                                                     For the Three
                                                      Months Ended
                                              -------------------------
                                              June 29,         June 30,
                                                1997             1996
                                              --------         --------
   Net sales                                  $173,777        $104,423

   Cost of sales                               128,311          73,562
                                               -------          ------
           Gross profit                       $ 45,466        $ 30,861

   Selling and administrative expenses          24,979          15,854
                                                ------          ------
   Income from operations                     $ 20,487        $ 15,007

   Interest expense, net                         6,574           1,422
                                               -------         -------
   Income before income taxes                 $ 13,913        $ 13,585

   Income taxes                                  6,827           6,520
                                               -------         -------
   Net income                                 $  7,086        $  7,065

   Preferred stock dividends                         -             252
   Net income available                         ------          ------
     to common shareholders                   $  7,086        $  6,813
                                               =======         =======
   Primary net income per common
     share (i):                               $   0.66        $   0.73
                                               =======         =======
   Fully diluted net income per
      common share (ii):                      $   0.66        $   0.66
                                               =======          ======

   PART I--FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS


   CONDENSED STATEMENT OF INCOME - continued


   (i) PRIMARY: Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 10,803,127 and 9,315,726, for the three months ended June 29, 1997, and June 30, 1996, respectively. The computation includes the dilutive impact of common stock options outstanding.

   (ii) FULLY DILUTED: The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the Company's outstanding convertible preferred stock from the date of issue. The total number of shares used in the fully-diluted calculation for the three months ended June 29, 1997, and June 30, 1996, were 10,811,641 and 10,701,692, respectively.



   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                                 (Unaudited)
                  (In thousands, except per-share amounts)

                                               For the Six
                                               Months Ended
                                         -------------------------
                                         June 29,         June 30,
                                           1997             1996
                                         --------         --------
   Net sales                             $271,854         $189,956

   Cost of sales                          200,757          135,692
                                         --------         --------
           Gross profit                  $ 71,097         $ 54,264

   Selling and administrative expenses     41,103           30,877
                                         --------         --------
   Income from operations                $ 29,994         $ 23,387

   Interest expense, net                    8,781            2,837
                                         --------         --------
   Income before income taxes            $ 21,213         $ 20,550

   Income taxes                            10,262            9,866
                                         --------         --------
   Income before extraordinary
     loss                                $ 10,951         $ 10,684

   Extraordinary
     loss (net of income
     taxes of $422)(i)                       (633)              -
                                         --------         --------
   Net income                            $ 10,318         $ 10,684

   Preferred stock dividends                    -              562
   Net income available                  --------         --------
     to common shareholders              $ 10,318         $ 10,122
                                         ========         ========
   Primary net income per common
     share (ii):
   Income before extraordinary loss      $   1.01         $   1.10
     Extraordinary loss                     (0.06)               -
                                         --------         --------
     Net income per common share         $   0.96         $   1.10
                                         ========         ========

   Fully diluted net income per
      common share (iii):
     Income before extraordinary loss    $   1.01          $  1.00
     Extraordinary loss                     (0.06)               -
                                         --------          -------
     Net income per common share         $   0.95          $  1.00
                                          =======          =======

   PART I--FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS


   CONDENSED STATEMENT OF INCOME - continued

   (i) The extraordinary loss resulted from one-time expenses incurred relating to the early retirement of $20 million of 11.43% privately placed notes of the Company prior to the acquisition of Kysor Industrial Corporation in March of 1997.

   (ii) PRIMARY: Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 10,799,284 and 9,228,046, for the six months ended June 29, 1997, and June 30, 1996, respectively. The computation includes the dilutive impact of common stock options outstanding.

   (iii) FULLY DILUTED: The calculation of fully-diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the Company's outstanding convertible preferred stock from the date of issue. The total number of shares used in the fully-diluted calculation for the six months ended June 29, 1997, and June 30, 1996, were 10,808,946 and 10,700,100, respectively.



   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                           CONDENSED BALANCE SHEET
                   (In thousands, except per-share amount)
                                                 June 29,      Dec. 29,
       A S S E T S                                 1997          1996
       ---------------                           -------       --------
   CURRENT ASSETS:                              (unaudited)
       Cash and temporary cash investments       $ 20,760       $ 16,501
       Trade accounts receivable, net of
         reserves of $4,862 and $2,778            120,768         58,734
        Inventories                                80,507         52,530
     Deferred income taxes                         14,491          4,708
        Other current assets                        7,295          5,101
                                                 --------       --------
             Total current assets                $243,821       $137,574

   PROPERTIES AND EQUIPMENT, net of
        accumulated depreciation of $74,133
        and $44,654                                87,496         46,659

   GOODWILL, net                                  284,547         94,975

   DEFERRED INCOME TAXES                           26,589              -

   OTHER NONCURRENT ASSETS                         40,425          4,056
                                                 --------       --------
                                                 $682,878       $283,264
                                                 ========       ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
   CURRENT LIABILITIES:
       Short-term debt and current maturities
        of long-term debt and capitalized lease
        obligations                              $ 19,410       $ 16,317
     Trade accounts payable                        52,349         22,344
        Accrued income taxes                       17,551          6,302
        Accrued expenses                           59,024         33,290
                                                 --------       --------
               Total current liabilities         $148,334       $ 78,253

   LONG-TERM DEBT AND CAPITALIZED LEASE
        OBLIGATIONS                               343,534         60,289

   DEFERRED INCOME TAXES                            7,506          3,710

   OTHER NONCURRENT LIABILITIES                    45,977          9,300
                                                 --------       --------
             Total liabilities                   $545,351       $151,552
                                                 ========       ========
   SHAREHOLDERS' EQUITY:
        Common stock, $.10 par value             $  1,074       $  1,073
        Additional paid in capital                 73,320         73,053
        Retained earnings                          71,827         62,036
        Deferred compensation and
          unrecognized pension cost                  (177)          (117)
        Foreign currency translation adjustments   (7,062)        (2,877)
        Less:  Common stock held in treasury       (1,455)        (1,456)
                                                 --------       --------
               Total Shareholders' Equity        $137,527       $131,712
                                                 --------       --------
                                                 $682,878       $283,264
                                                 ========       ========

   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                      CONDENSED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               (IN THOUSANDS)
                                                        For the Six
                                                        Months Ended
                                                   ----------------------
                                                   June 29,      June 30,
                                                     1997          1996
                                                   --------      --------
   CASH FLOW FROM OPERATING ACTIVITIES:
       Net income                                 $  10,318      $ 10,684
       Adjustments to reconcile net income to
         net cash provided by operating activities-
          Depreciation and amortization               7,399         4,333
       Change in assets and liabilities-
     Trade accounts receivable                      (29,147)      (22,235)
       Inventories                                    1,251        (2,290)
          Trade accounts payable and other
            liabilities                               2,647        15,577
          Other, net                                     77          (113)
                                                    -------       -------
        Net cash provided by (used in)
          operating activities                     $ (7,455)      $ 5,956
                                                   --------       -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in properties and equipment    $ (7,433)      $(3,360)
        Proceeds from disposal of property,
          plant and equipment                            72           178
        Acquisition of Hartek                             -          (231)
          Acquisition of Kysor Industrial Corp.    (264,768)            -
                                                  ---------      --------
       Net cash used in investing activities      $(272,129)     $ (3,413)
                                                  ---------      --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments under long-term debt
       and capitalized lease obligations          $ (59,290)     $ (5,340)
         Issuance of long-term debt                 349,607        14,517
         Dividends paid to shareholders                (528)       (1,068)
         Short-term debt, net                        (4,852)       (9,755)
                                                   --------      --------
         Net cash (used in) provided by
          financing activities                     $284,937      $ (1,646)
                                                   --------      --------
        Effect of exchange rate changes on cash
          and temporary cash investments             (1,094)           (6)

   NET INCREASE IN CASH AND TEMPORARY CASH
      INVESTMENTS                                  $  4,259      $    891

   CASH AND TEMPORARY CASH INVESTMENTS, beginning
       of period                                     16,501        15,808

   CASH AND TEMPORARY CASH INVESTMENTS,            --------      --------
        end of period                              $ 20,760      $ 16,699
                                                   ========      ========

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                     $  9,418      $  3,758
                                                   ========      ========
      Income taxes                                 $  6,043      $  3,711
                                                   ========      ========
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
    Investment in properties and equipment through
       issuance of capitalized lease obligations   $   (419)     $    (42)
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

   All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended December 29, 1996, appearing in the Company's 1996 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Annual Report.

   (2) INVENTORIES:

   Inventories consisted of the following (in thousands):

                                          June 29,         Dec. 29,
                                            1997            1996
                                          --------        ---------
        Finished goods                    $30,825         $23,207
        Work-in-process                    16,079           9,052
        Raw materials                      33,603          20,271
                                           ------          ------
                Total inventories         $80,507         $52,530
                                           ======          ======

   (3)  ACQUISITION OF KYSOR:


   In March of 1997, the Company completed the acquisition of Kysor Industrial Corporation ("Kysor"), a leading supplier of refrigerated display cases and walk-in coolers and freezers to supermarkets and convenience stores. Prior to the acquisition, Kysor also manufactured a line of products for the transportation industry through its transportation products group (the "Transportation Products Group"). The Company purchased Kysor (herein after referred to as the "Kysor Acquisition") for an aggregate purchase price of $309 million in cash and assumed $35 million in debt, net of cash, related to both Kysor's Transportation Products Group and its Commercial Products Group, through which Kysor sold its refrigerated display cases and walk-in coolers and freezers. Concurrent with the acquisition, Kysor sold Kysor's Transportation Products Group to a third party for an aggregate purchase price of $86 million in pre-tax proceeds ($68 million of after-tax proceeds) plus assumption of certain liabilities related to the Transportation Products Group. Including transaction and severance costs of $22.5 million, the net purchase price for the Commercial Products Group was approximately $299 million.

   The Kysor Acquisition will be accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed will be recorded at their estimated fair values which are subject to further refinement, including final appraisals and other analyses, with appropriate recognition given to the effect of current interest rates and income taxes. Goodwill relating to the Kysor Acquisition of approximately $192 million will be finalized within 12 months of the acquisition date and is being amortized for book purposes over 40 years using the straight-line method.

   The Kysor Acquisition was financed through a $415 million loan facility between the Company and The First National Bank of Chicago (the "FNBC Facility"). The FNBC Facility consists of a $150 million seven-year term loan and a $265 million seven-year revolving loan facility, both with an initial interest rate of 1.375 percent above Eurocurrency rates. The interest rates on both facilities adjust based on a certain ratio tied to the strength of the Company's balance sheet.

   The agreement governing the FNBC Facility includes various financial covenants. One of those covenants has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to the cumulative effect of future changes in accumulated translation adjustments), plus 60 percent of
   (i) the cumulative net income of the Company from December 30, 1996, forward and (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. Under such a covenant, approximately $122 million of consolidated stockholders' equity was restricted at June 29, 1997. Under the FNBC Facility, the Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends.

   The FNBC Facility requires that a notional amount of $150 million be hedged to reduce interest rate exposure for three years. Subsequent to the acquisition of Kysor, the Company entered into interest rate swap agreements to hedge its interest rate exposure on $150 million of the aggregate borrowing under the FNBC Facility for a three year period. One of the interest rate swap agreements, covering a notional amount of $50 million, is extendable for an additional two years at the bank's option.

   In addition to financing the Kysor Acquisition, proceeds of the FNBC Facility has been used to pay expenses associated with this acquisition and were used to repay existing long-term debt, including the portion of debt outstanding under the Company's former $90.0 million reducing credit agreement and a $20.0 million private placement agreement.

   Due to the significance of the Kysor Acquisition to the Company, the Company's operating results will be materially different from, and will not be comparable to, prior periods. For fiscal year 1996, Kysor's sales of commercial refrigeration products were $245.1 million, which when combined with the comparable period for the Company would have resulted in pro forma combined sales of $601.4 million, a 69 percent increase over the Company's reported 1996 sales.

   The accompanying unaudited condensed pro forma income statement information is presented to illustrate the effect of certain events on the historical income statement information of the Company as if the acquisition of Kysor had occurred as of the first day of each of the periods presented.

   The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above. The pro forma results of operations for the year-to-date period ended June 29, 1997, include certain adjustments made by Kysor prior to acquisition anticipating the completion of the transaction. These adjustments related to changes in the accounting estimates for the carrying values of certain assets and liabilities and the combining of four of Kysor's business units into two business units. These adjustments are not reflected in the pro forma results for the six-month period ended June 30, 1996. Management does not expect these adjustments to occur in the future.

   The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.

   (Amounts in thousands, except per-share data)
   PRO FORMA  (Unaudited)

   Three Months Ended                      June 29,       June 30,
                                             1997           1996
                                           --------       --------
   Net sales                               $173,777       $171,306
   Net income                              $  7,086       $  6,387
   Net income per common share             $   0.66       $   0.60
   Average number of common shares
     outstanding - fully diluted             10,812         10,702


   Six Months Ended                        June 29,       June 30,
                                             1997           1996
                                           --------       --------
   Net sales                               $310,688       $303,796
   Net income before
     extraordinary item                    $  8,925       $  9,365
   Net income per common share before
     extraordinary item                    $   0.83       $   0.88
   Average number of common shares
     outstanding - fully diluted             10,809         10,700

                          SCOTSMAN INDUSTRIES, INC.


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations

   --------------------------------------------------------------------

   RESULTS OF OPERATIONS

   The following discussion and analysis of the Company's financial condition and results of operations contains forward looking statements that involve risks and uncertainties. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. Factors that could cause actual results to differ from those anticipated include (i) the strength or weakness of the various economies in which the Company markets its products, (ii) weather conditions, (iii) the utilization rate of the Company's facilities, (iv) labor difficulties, (v) increased prices of raw materials and purchased components, (vi) scheduling and transportation dislocations, (vii) delays in development of new products or construction of new facilities, (viii) product liability or other lawsuits, warranty claims or return of goods, (ix) foreign currency fluctuations, (x) changes in buying patterns of certain large customers as a result of internal cost-control measures adopted by those customers and (xi) changes in environmental, health, safety or refrigerant regulations or standards. See the Cautionary Statements included as Exhibit 99 to the Company's most recent Form 10-K filed with the Securities and Exchange Commission for a more detailed discussion of the foregoing and other factors.

   Net sales for the second quarter of 1997 were a record $173.8 million, up $69.4 million or 66 percent from sales for the second quarter of 1996. Second quarter 1997 results included sales of $73.2 million from the Commercial Products Group of KysorIndustrial Corporation ("Kysor"), which was acquired by the Company in March 1997.

   Net sales for the six months ended June 29, 1997, were $271.9 million, up $81.9 million or 43 percent from sales for the first six months of 1996. Results for the first six months of 1997 included sales from March 10 through June 29 of $87.7 million from the Kysor business.

   Sales of refrigerated display cases and walk-in coolers and freezers by Kysor, representing 42 percent of the Company's sales in the second quarter and 32 percent of sales in the first half of 1997, increased 9 percent over Kysor's pro forma sales for the second quarter of 1996. Management believes that sales of this business will remain strong in the second half of 1997.

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   ----------------------------------------------------------------------

   RESULTS OF OPERATIONS - CONTINUED

   Scotsman's worldwide ice machine sales, representing approximately 28 percent of the Company's sales for the second quarter and 32 percent of sales in the first half of 1997, decreased 10 percent in U.S. dollars in both the second quarter and the first half of 1997 compared to the same periods of 1996. The decline in ice machine sales resulted from lower sales in Europe and the U.S. due to soft market conditions in both regions, and high distributor inventories in Europe at the beginning of the period. Market conditions for the European businesses appear to be stabilizing and management believes sales comparisons in that region should improve in the second half of the
   year as compared to 1996.   The strong U.S. dollar also adversely
   impacted European ice machine sales in U.S. dollar terms. Softness in the U.S. market appears attributable to cool weather conditions in the spring and early summer, and some slowdown in U.S. restaurant chain activity.

   Sales of food preparation and storage equipment, which represented 18 percent of the Company's sales in the second quarter and 22 percent of the Company's sales in the first half of 1997, increased 15 percent in the second quarter and 16 percent in the first half of 1997 compared to the same periods of 1996. An increase in sales at the Company's Delfield business to Boston Market, one of Delfield's major customers, was the primary driver of the increase. Boston Market's announced slowing of expansion plans will likely soften the rate of sales increase in the near term.

   Sales of beverage dispensing equipment, which represented approximately 12 percent and 13 percent of the Company's sales for the quarter and year-to-date period, decreased 3 percent in U.S. dollars compared to the same periods of 1996. Year-to-date sales gains by the Company's U.K.-based beverage dispensing business were offset by soft market conditions for the Company's dispensing business in Germany and in the United States. The strong U.S. dollar also adversely impacted beverage dispensing equipment sales in U.S. dollar terms.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   ----------------------------------------------------------------------

   RESULTS OF OPERATIONS - CONTINUED

   The Company's gross profit increased by $14.6 million, or 47 percent, to $45.5 million in the second quarter of 1997 from $30.9 million in the second quarter of 1996, due to the impact of the Kysor Acquisition. However, the Company's gross profit margin decreased as a percentage of net sales to 26.2 percent in the second quarter of 1997 from 29.6 percent in the second quarter of 1996. The reduction in margins is partially due to the inclusion of the results of Kysor, which historically has reported lower gross profit margins. However, also contributing to the decline in gross profit margins were lower worldwide ice machine sales, and higher production costs of food preparation and storage
   equipment.   These factors also affected the Company's gross profit
   margins in the first half of 1997. The Company's Delfield business continues to focus on internal productivity improvement, and management believes that margin improvement will occur at that unit over the next twelve months.

   Selling and administrative expenses of $25.0 million increased by $9.1 million or 58 percent in the second quarter of 1997 as compared to the
   second quarter of 1996.    First half selling and administrative expenses
   of $41.1 million increased by $10.2 million or 33 percent from the prior period. The increase in selling and administrative expenses is attributable to the inclusion of Kysor results subsequent to its acquisition by the Company in March 1997. As a percentage of net sales, selling and administrative expenses decreased in the second quarter of
   1997 to  14.4 percent from 15.2 percent reported in the second quarter
   of 1996.   The Kysor business units have historically reported lower
   gross profit margins, but also lower selling and administrative expenses as a percent of sales as compared to the balance of the Company's businesses.

   Income from operations of $20.5 million for the second quarter of 1997 increased by $5.5 million or 37 percent from the second quarter of 1996 which reflects primarily the contribution to profits of the Kysor
   business.   As a percentage of net sales, 1997 second quarter income
   from operations decreased to 11.8 percent from 14.4 percent in 1996. The decline is the result of the lower gross profit margins and additional amortization of intangibles of $1.2 million resulting from the Kysor Acquisition.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   ------------------------------------------------------------------------

   RESULTS OF OPERATIONS - CONTINUED

   Net interest expense of $6.6 million for the second quarter of 1997 increased by $5.2 million when compared to the second quarter of the prior year, as a result of the increased domestic borrowings incurred by the Company to fund the Kysor Acquisition.

   The Company's overall income tax rate for the second quarter of 1997 was 49.1 percent and the rate for the first half of 1997 was 48.4 percent compared to 48.0 percent for both the second quarter and first half of 1996. The higher income tax rate is primarily attributable to the impact of $1.2 million of additional amortization of intangibles resulting from the Kysor Acquisition.

   Net income for the second quarter of 1997 was $7.1 million, or $0.66 per share, which was equal to the second quarter of 1996. Net income for the first half of 1997, before a one-time after-tax charge of $633,000 incurred for the early retirement of $20 million of 11.43 percent private placement debt, was up 2 percent to $11.0 million, or $1.01 per share. Net income for the first half of 1997 including the one-time charge declined 3.4 percent to $10.3 million, or $0.95 per share, compared with the first half of 1996.

   Kysor's sales have traditionally been strongest in the third and fourth quarters of the year and Kysor's results are expected to be accretive to Scotsman's fully-diluted earnings per share in the second
   half of this year and for the full year.   On a continuing basis,
   Kysor's seasonal pattern is expected to shift Scotsman's historical pattern of sales and earnings more to the second half of the year. Management believes that the second half of 1997 will show improved earnings per share compared to the second half of the prior year.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   -----------------------------------------------------------------------

   LIQUIDITY AND CAPITAL RESOURCES

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

   The Company utilized cash flow from operations of $7.5 million for the first six months of 1997 compared to cash flow provided by operating activities of $6.0 million for the first six months of 1996.

   The following changes in the balance sheet categories from December 29, 1996, until June 29, 1997, exclude the initial impact of the Kysor Acquisition in March of 1997 and the impact of changes in foreign exchange rates on those categories:

        Inventory decreased by $1.3 million, which reflects the reduction in Kysor inventories since the date of acquisition by the Company. This decrease in Kysor inventories was partially offset by higher inventories at some of the Company's other domestic businesses.

        Accounts receivable were $29.1 million higher, primarily as a result of the sales increase in the second quarter of 1997 compared to the fourth quarter of 1996.

        Trade accounts payable were $10.8 million higher which reflects the impact of seasonal volume.

   Capital expenditures, including those funded through capital leases, increased $4.5 million, or 131 percent to $7.9 million for the first six months of 1997 from $3.4 million for the first six months of 1996. Capital expenditures in 1997 were made primarily to fund construction of a new Kysor facility in Columbus, Georgia, along with productivity improvements, new product tooling, and maintenance and replacement items.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   ----------------------------------------------------------------------

   LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

   All asset and liability accounts as of June 29, 1997, were significantly impacted by the Kysor Acquisition in March of 1997. Goodwill increased from December 29, 1996, due to the Kysor Acquisition, which added approximately $192 million.

   Cash and temporary cash investments of $20.8 million as of June 29, 1997, increased by $4.3 million from December 29, 1996, reflecting the increase in cash balances at the Company's foreign subsidiaries and in part due to the Kysor Acquisition.

   Shareholders' equity increased $5.8 million from December 29, 1996, which reflects net income of $10.3 million for the first half of 1997, which was partially offset by a reduction in shareholders' equity caused by changes in accumulated foreign currency translation adjustments and the impact of dividends.

   Note 3 to the condensed financial statements contains a summary of the changes in the Company's debt structure as a result of the Kysor Acquisition. Long-term debt increased by approximately $291 million as of June 29, 1997 primarily due to funding of the Kysor Acquisition, along with funding of working capital needs. Short-term debt reduced $4.9 million from December 29, 1996 primarily due to short-term domestic borrowings being replaced with longer-term borrowings. Total debt, including capital leases, was $362.9 million as of June 29, 1997
   compared to $76.6 million as of December  29, 1996.   The debt to
   capital ratio was 73 percent at June 29, 1997, compared with 37 percent at December 29, 1996.

   On February 13, 1997, and May 15, 1997, the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common hareholders of record on March 28, 1997 and June 30, 1997, respectively.

   Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.

   PART II.  OTHER INFORMATION

        Item 2.   Recent Sales of Unregistered Securities

        Each non-employee director of the Company receives, for his services, an annual retainer fee paid in shares of the Company's common stock, par value $0.10 per share (the "Common Stock"), with a total market value of approximately $18,000, determined as of the day immediately preceding the date of the annual meeting of stockholders. Each non-employee director who serves as chairman of the Audit, Compensation, Executive, or Governance Committee of the Board of Directors receives, as compensation for those services, additional shares of Common Stock with a total market value of
        approximately $3,000, determined as of the same valuation date.   On
        May 15, 1997, a total of 4,874 shares of Common Stock with an aggregate market value of approximately $120,000 were issued to the six non-employee directors of the Company as compensation for their services.

        The offer and sale of such shares has not been registered under the Securities Act of 1933, as amended (the "1933 Act"), and is made in reliance upon the private placement exemption under
        Section 4(2) of the 1933 Act. All of the shares issued to non-employee directors for their services are issued from treasury stock.

        Item 4.   Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of Shareholders of Scotsman Industries, Inc. was held on May 15, 1997, for the purpose of electing two directors each to serve for a term of three years and to approve an amendment to the Scotsman Industries Long-Term Executive Incentive Compensation Plan to establish a maximum number of shares with respect to which options or stock appreciation rights may be granted to any employee under the Plan. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

                  Both of management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                        Shares                   Broker
                                        Voted        Shares       Non-
                                        "FOR"      "WITHHELD"     Votes
                                       --------    -----------   -------
                  Frank W. Considine   9,880,951   23,026          -0-
                  George D. Kennedy    9,880,941   23,036          -0-

                  The following persons continued their terms of office as directors of the Company following the Annual Meeting:

                       Richard C. Osborne, Donald C. Clark, Timothy C. Collins, Matthew O. Diggs, Jr. and Robert G. Rettig.

                  The amendment to the Scotsman Industries Long-Term Executive Compensation Plan was approved. The results of the vote were as follows:

                  Shares voted "FOR"             9,746,282
                  Shares voted "AGAINST"           103,557
                  Abstentions                       54,137
                  Broker Non-Votes                       0

        ITEM 6.   EXHIBITS AND REPORTS
                         ON FORM 8-K

                  (a)  Exhibits

                       Exhibit 27 Article 5 Financial Data Schedule for the Period Ended June 29, 1997.

                  (b) The Registrant filed no reports on Form 8-K during the quarterly period ended June 29, 1997.

                                  SIGNATURE
                                  ---------

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SCOTSMAN INDUSTRIES, INC.
                                          -------------------------

   Date  August 11, 1997                  By: /s/ Donald D. Holmes
        -------------------------            --------------------------
                                               Donald D. Holmes
                                               Vice President-Finance and
                                                 Secretary