Form 10-Q
period 1997-09-28
SCOTSMAN INDUSTRIES INC
filed 1997-11-12
CIK 846660

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                             September 28, 1997



      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number  1-10182
                                                              -------

                        Scotsman Industries, Inc.
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                         36-3635892
   ------------------------     ------------------------------------
   (State of Incorporation)     (I.R.S. Employer Identification No.)

   820 Forest Edge Drive, Vernon Hills, Illinois     60061
   -------------------------------------------------------
   (Address of principal executive offices)        (Zip code)

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

        Yes    x       No
             -----         -----

   At November 10, 1997 there were 10,567,647 shares of registrant's
      -----------------            ----------
   common stock outstanding.

                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------

                                  FORM 10-Q
                                  ---------

                             September 28, 1997
                             -------------------


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

   PART II--OTHER INFORMATION:

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                        -----------------------------
                                 (Unaudited)
                                 ----------
                  (In thousands, except per-share amounts)
                   ---------------------------------------


                                              For the Three
                                               Months Ended
                                       --------------------------
                                       Sept. 28,        Sept. 29,
                                         1997             1996
                                       --------         -------

   Net sales                           $159,675        $ 92,764

   Cost of sales                        119,527          66,558
                                        -------         -------

           Gross profit                $ 40,148        $ 26,206

   Selling and administrative
      expenses                           22,346          14,195
                                        -------         -------

   Income from operations              $ 17,802        $ 12,011

   Interest expense, net                  6,426           1,322
                                        -------         -------

   Income before income taxes          $ 11,376        $ 10,689

   Income taxes                           5,343           4,906
                                        -------         -------

   Net income                          $  6,033        $  5,783
   Preferred stock dividends                  -             251
                                        -------         -------
   Net income available
     to common shareholders            $  6,033        $  5,532
                                        =======         =======

   Primary net income per common
        share (i):                     $   0.56        $   0.58
                                        =======         =======

   Fully diluted net income per
      common share (ii):               $   0.56        $   0.54
                                        =======         =======

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------



   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------


   (i) PRIMARY: Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 10,813,359 and 9,474,377, for the three months ended September 28, 1997, and September 29,1996, respectively. The computation includes the dilutive effect of common stock options outstanding.

   (ii) FULLY DILUTED: The calculation of fully diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from the date of issue. The total number of shares used in the fully diluted calculation for the three months ended September 28, 1997, and September 29, 1996, were 10,817,713 and 10,730,902, respectively.




   See notes to unaudited condensed financial statements.

                          SCOTSMAN INDUSTRIES, INC.
                        CONDENSED STATEMENT OF INCOME
                        -----------------------------
                                 (Unaudited)
                                 -----------
                  (In thousands, except per-share amounts)
                   ---------------------------------------

                                                  For the Nine
                                                  Months Ended
                                          -------------------------
                                          Sept. 28,       Sept. 29,
                                            1997            1996
                                           -------         ------

   Net sales                              $431,529        $282,720

   Cost of sales                           320,284         202,250
                                           -------         -------
           Gross profit                   $111,245        $ 80,470

   Selling and administrative expenses      63,449          45,072
                                           -------         -------
   Income from operations                 $ 47,796        $ 35,398

   Interest expense, net                    15,207           4,159
                                           -------         -------
   Income before income taxes             $ 32,589        $ 31,239
   Income taxes                             15,605          14,772
                                           -------         -------
   Income before extraordinary loss       $ 16,984        $ 16,467

   Extraordinary loss (net of income
     taxes of $422)(i)                        (633)              -
                                           -------         -------
   Net income                             $ 16,351        $ 16,467
   Preferred stock dividends                     -             813
                                           -------         -------
   Net income available
     to common shareholders               $ 16,351        $ 15,654
                                           =======         =======

   Primary net income per common
        share (ii):
     Income before extraordinary loss     $   1.57        $   1.68
     Extraordinary loss                      (0.06)              -
                                           -------         -------
     Net income per common share          $   1.51        $   1.68
                                           =======         =======

   Fully diluted net income per
      common share (iii):
     Income before extraordinary loss     $   1.57        $   1.54
     Extraordinary loss                      (0.06)              -
                                           -------         -------
     Net income per common share          $   1.51        $   1.54
                                           =======         =======

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------



   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------

   (i) The extraordinary loss resulted from one-time expenses incurred relating to the early retirement of $20 million of 11.43% privately-placed notes of the Company prior to the acquisition of Kysor Industrial Corporation in March of 1997.

   (ii) PRIMARY: Primary earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during each period: 10,803,978 and 9,310,155, for the nine months ended September 28, 1997, and September 29, 1996, respectively. The computation includes the dilutive impact of common stock options outstanding.

   (iii) FULLY DILUTED: The calculation of fully diluted net income per share is based on net income before preferred stock dividends. The number of shares assumes the conversion of the convertible preferred stock from the date of issue. The total number of shares used in the fully diluted calculation for the nine months ended September 28, 1997, and September 29, 1996, were 10,811,621 and 10,726,127, respectively.




   See notes to unaudited condensed financial statements.

   SCOTSMAN INDUSTRIES, INC.              CONDENSED BALANCE SHEET
                                  (In thousands, except per-share amount)
                                  ---------------------------------------
                                                    Sept. 28,        Dec. 29,
                  A S S E T S                         1997             1996
                  -----------                       ---------        --------
                                                   (unaudited)
   CURRENT ASSETS:
        Cash and temporary cash investments          $ 23,191        $ 16,501
        Trade accounts receivable, net of
          reserves of $4,809 and $2,778               118,963          58,734
        Inventories                                    75,128          52,530
        Deferred income taxes                          14,485           4,708
        Other current assets                            7,288           5,101
                                                      -------         -------
             Total current assets                    $239,055        $137,574
   PROPERTIES AND EQUIPMENT, net of
        accumulated depreciation of $49,302
        and $44,654                                    86,470          46,659
   GOODWILL, net                                      274,625          94,975
   DEFERRED INCOME TAXES                               26,590               -
   OTHER NONCURRENT ASSETS                             51,048           4,056
                                                      -------         -------
                                                     $677,788        $283,264
                                                      =======         =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
   CURRENT LIABILITIES:
        Short-term debt and current maturities
         of long-term debt and capitalized
         lease obligations                           $ 22,548        $ 16,317
        Trade accounts payable                         49,910          22,344
        Accrued income taxes                           14,702           6,302
        Accrued expenses                               61,341          33,290
                                                      -------         -------
              Total current liabilities              $148,501        $ 78,253
   LONG-TERM DEBT AND CAPITALIZED LEASE
      OBLIGATIONS                                     333,370          60,289
   DEFERRED INCOME TAXES                                7,613           3,710
   OTHER NONCURRENT LIABILITIES                        45,990           9,300
                                                      -------         -------
              Total liabilities                      $535,474        $151,552
                                                      =======         =======
   SHAREHOLDERS' EQUITY:
         Common stock, $.10 par value                $  1,075        $  1,073
         Additional paid in capital                    73,549          73,053
         Retained earnings                             77,596          62,036
         Deferred compensation and
          unrecognized pension cost                      (147)           (117)
         Foreign currency translation adjustments      (8,155)         (2,877)
         Less:  Common stock held in treasury          (1,604)         (1,456)
                                                      -------         -------
                 Total Shareholders' Equity          $142,314        $131,712
                                                      -------         -------
                                                     $677,788        $283,264
                                                      =======         =======
   See notes to unaudited condensed financial statements.

                                         SCOTSMAN INDUSTRIES, INC.
                                         -------------------------
                                     CONDENSED STATEMENT OF CASH FLOWS
                                     ---------------------------------
                                                (Unaudited)
                                                ----------
                                              (In Thousands)

                                               -------------
                                                        For the Nine Months Ended
                                                        -------------------------
                                                          Sept. 28,     Sept. 29,
                                                            1997           1996

                                                          ---------     ---------
   CASH FLOW FROM OPERATING ACTIVITIES:
        Net income                                       $ 16,351       $ 16,467
        Adjustments to reconcile net income to
         net cash provided by operating activities-
          Depreciation and amortization                    12,048          6,473
        Change in assets and liabilities-
           Trade accounts receivable                      (27,756)       (16,278)
           Inventories                                      6,272          1,739
           Trade accounts payable and other liabilities     6,296         10,243
           Other, net                                      (4,433)           685
                                                           -------        -------
        Net cash provided by operating activities        $  8,778       $ 19,329
                                                          -------        -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in properties and equipment           $ (9,427)      $ (4,840)
        Proceeds from disposal of property,
         plant and equipment                                  113            180
        Investment in joint ventures                            -         (2,423)
        Acquisition of Hartek                                (635)          (991)
        Acquisition of Kysor Industrial Corp.            (268,540)             -
                                                          -------        -------
        Net cash used in investing activities           $(278,489)      $ (8,074)
                                                          -------        -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments under long-term debt
          and capitalized lease obligations             $ (73,278)      $(13,153)
        Issuance of long-term debt                        353,749         16,075
        Dividends paid to shareholders                       (791)        (1,551)
        Short-term debt, net                               (1,873)       (12,489)
                                                           -------        -------
        Net cash provided by (used in)
         financing activities                           $ 277,807       $(11,118)
                                                          -------        -------
        Effect of exchange rate changes on cash
         and temporary cash investments                    (1,406)            90

   NET INCREASE IN CASH AND TEMPORARY CASH
        INVESTMENTS                                     $   6,690       $    227

   CASH AND TEMPORARY CASH INVESTMENTS,
        beginning of period                                16,501         15,808

   CASH AND TEMPORARY CASH INVESTMENTS,                   -------        -------
        end of period                                   $  23,191       $ 16,035
                                                          =======        =======


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
       Interest                                         $  15,193       $  4,739
                                                          =======        =======
       Income taxes                                     $  18,034       $ 10,018
                                                          =======        =======
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
    Investment in properties and equipment through
       issuance of capitalized lease obligations        $    (440)      $    (42)
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

   (2) INVENTORIES:
   ---------------

   Inventories consisted of the following (in thousands):

                                Sept. 28,        Dec. 29,
                                   1997            1996
                                ---------        --------

        Finished goods           $32,791         $23,207
        Work-in-process           13,737           9,052
        Raw materials             28,600          20,271
                                  ------          ------
             Total inventories   $75,128         $52,530
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

   The Kysor Acquisition was accounted for using the purchase method of accounting. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values which are subject to further refinement, including final appraisals and other analyses, with appropriate recognition given to the effect of current interest rates and income taxes. Goodwill relating to the Kysor Acquisition of approximately $198 million will be finalized within 12 months of the acquisition date and is being amortized for book purposes over 40 years using the straight-line method.

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

   The agreement governing the FNBC Facility includes various financial covenants. One of those covenants has the effect of restricting the amount of the Company's dividends to its stockholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to the cumulative effect of future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and
   (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. Shareholders' equity was $142 million as of September 28, 1997. Under the FNBC Facility, the Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends.

   The FNBC Facility requires that a notional amount of $150 million be hedged to reduce interest rate exposure for three years. Subsequent to the acquisition of Kysor, the Company entered into interest rate swap agreements to hedge its interest rate exposure on $150 million of the aggregate borrowing under the FNBC Facility for a three year period. One of the interest rate swap agreements, covering a notional amount of $50 million, is extendable for an additional two years at the bank's option. In addition to financing the Kysor Acquisition, proceeds of the FNBC Facility were used to pay expenses associated with this acquisition and were used to repay existing long-term debt, including the portion of debt outstanding under the Company's former $90.0 million reducing credit agreement and a $20.0 million private placement agreement.

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

   The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above. The pro forma results of operations for the year-to-date period ended September 28, 1997, include certain adjustments made by Kysor prior to acquisition anticipating the completion of the transaction. These adjustments related to changes in the accounting estimates for the carrying values of certain assets and liabilities and the combining of four of Kysor's business units into two business units. These adjustments are not reflected in the pro forma results for the nine-month period ended September 29, 1996. Management does not expect these adjustments to occur in the future.

   The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.

   (Amounts in thousands, except per-share data)
   PRO FORMA  (Unaudited)

   Three Months Ended                      Sept. 28,      Sept. 29,
                                             1997           1996
                                           ---------      ---------

   Net sales                               $159,675       $162,728
   Net income                              $  6,033       $  6,626
   Net income per common share             $   0.56       $   0.62
   Average number of common shares
     outstanding - fully diluted             10,818         10,731


   Nine Months Ended                       Sept. 28,      Sept. 29,
                                             1997           1996
                                           ---------      ---------

   Net sales                               $470,363       $466,524
   Net income before
     extraordinary item                    $ 14,958       $ 15,991
   Net income per common share before
     extraordinary item                    $   1.38       $   1.49
   Average number of common shares
     outstanding - fully diluted             10,812         10,726

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

   Net sales for the third quarter of 1997 were a record $159.7 million, up $66.9 million or 72 percent from sales for the third quarter of 1996. Third quarter 1997 results included sales of $65.0 million from the Commercial Products Group of Kysor Industrial Corporation ("Kysor"), which was acquired by the Company in March 1997.

   Net sales for the nine months ended September 28, 1997, were $431.5 million, up $148.8 million or 53 percent from sales for the first nine months of 1996. Results for the first nine months of 1997 included sales from March 10 through September 28 of $152.7 million from the Kysor business.

   Sales of refrigerated display cases and walk-in coolers and freezers by Kysor, representing approximately 41 percent of the Company's sales in the third quarter and 35 percent of sales in the first nine months of 1997, decreased 7 percent over Kysor's pro forma sales for the third quarter of 1996. However, Kysor sales increased 4 percent in the first nine months of 1997 on a pro forma basis compared to 1996. Kysor's backlog of orders from supermarkets remains at record levels, although delivery schedules have been deferred to future periods to a greater degree than anticipated.

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   ----------------------------------------------------------


   Results of Operations - continued
   ---------------------

   Scotsman's worldwide ice machine sales, representing 27 percent of the Company's sales for the third quarter and 30 percent of sales for the first nine months of 1997, were flat in the third quarter and declined 5 percent year-to-date compared to the same periods of 1996 using constant foreign exchange rates. Sales in U.S. dollars decreased 4 percent in the third quarter, and 8 percent in the first nine months of 1997. The year-to-date decline in worldwide ice machine sales resulted from soft market conditions in Europe and the U.S. in the first half of the year, some slowdown in restaurant chain activity in the U.S., and high European distributor inventory levels at the beginning of the period. Sales in the U.S. stabilized during the third quarter, and the company believes that the improving year over year sales comparison for the third quarter in Europe is an indication that the European market for ice machines is also stablizing.

   Sales of food preparation and storage equipment, which represented approximately 20 percent and 22 percent of the Company's sales in the third quarter and first nine months of 1997, increased 11 percent in the third quarter of 1997 compared to the third quarter of 1996. Sales in the first nine months of 1997 increased 14 percent compared to the same period in 1996. Sales at the Company's Delfield business benefitted from an expanding customer base in the third quarter of 1997 over 1996.

   Sales of beverage dispensing equipment, which represented approximately 12 percent and 13 percent of the Company's sales for the quarter and the September year-to-date period, increased 7 percent compared to the third quarter of 1996, ignoring the effect of changes in exchange rates. Third quarter sales in U.S. dollars increased 4 percent compared to 1996. September year-to-date sales increased 1 percent, ignoring the effect of exchange rates, and decreased 1 percent in U.S. dollars compared to the prior year. Increased European market penetration and continued sales gains by the Company's U.K.-based beverage dispensing business more than offset soft market conditions for the Company's dispensing businesses in Germany and in the United States.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------


   Results of Operations - continued
   ---------------------


   The Company's gross profit increased by $13.9 million, or 53 percent, to $40.1 million in the third quarter of 1997 from $26.2 million in the third quarter of 1996, due to the impact of the Kysor Acquisition. However, the Company's gross profit margin decreased as a percentage of net sales to 25.1 percent in the third quarter of 1997 from 28.3 percent in the third quarter of 1996. The reduction in margins in the quarter is partially attributable to the inclusion of the results of Kysor, which historically has reported lower gross profit margins. However, also contributing to the decline in gross profit margins were higher production costs of food preparation and storage equipment. These factors, along with the 8 percent year-to-date decline in worldwide ice machine sales, also affected the Company's gross profit margins for the nine month period ended September, 1997.

   Selling and administrative expenses of $22.3 million increased by $8.2 million or 57 percent in the third quarter of 1997 as compared to the third quarter of 1996. The first nine months of selling and administrative expenses of $63.4 million increased by $18.4 million or 41 percent from the prior period. The increase in selling and administrative expenses is attributable to the inclusion of Kysor results subsequent to its acquisition by the Company in March 1997, including amortization of intangibles related to the purchase of Kysor of $1.2 million in the third quarter and $2.6 million in the first nine months of 1997. As a percentage of net sales, selling and administrative expenses decreased in the third quarter of 1997 to 14.0 percent from 15.3 percent reported in the third quarter of 1996. The Kysor business units have historically reported lower gross profit margins, but also lower selling and administrative expenses as a percent of sales as compared to the balance of the Company's businesses.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------


   Results of Operations - continued
   ---------------------

   Income from operations of $17.8 million for the third quarter of 1997 increased by $5.8 million or 48 percent from the third quarter of 1996 which reflects primarily the contribution to profits of the Kysor business. As a percentage of net sales, 1997 third quarter income from operations decreased to 11.1 percent from 12.9 percent in 1996. The decline is the result of lower gross profit margins discussed above, and additional amortization of intangibles of $1.2 million in the third quarter of 1997 resulting from the Kysor Acquisition.

   Net interest expense of $6.4 million for the third quarter of 1997 increased by $5.1 million when compared to the third quarter of the prior year, as a result of the increased domestic borrowings incurred by the Company to fund the Kysor Acquisition.

   The Company's overall income tax rate for the third quarter of 1997 was
   47.0 percent and the rate for the first nine months of 1997 was 47.9 percent compared to 45.9 percent for the third quarter of 1996 and 47.3 percent for the first nine months of 1996. The higher income tax rates in 1997 are primarily attributable to the impact of $1.2 million per quarter of additional amortization of intangibles resulting from the Kysor Acquisition, which is not tax deductible.

   Net income for the third quarter of 1997 was $6.0 million, or $0.56 per share compared to $5.5 million, or $0.54 per share in the third quarter of 1996. Net income for the nine months of 1997, before a one-time after-tax charge of $633,000 incurred for the early retirement of $20 million of 11.43 percent private placement debt, increased 3 percent to $17.0 million, or $1.57 per share. Net income for the first nine months of 1997 including the one-time charge declined 1 percent from the same period in 1996 to $16.4 million or $1.51 per share.

   The Kysor Acquisition was accretive to the Company's earnings per share for the third quarter of 1997 and year-to-date period, and is expected to be accretive for the full year. Management believes earnings per share for total year 1997, before the extraordinary charge taken in the first quarter of 1997, may be slightly below the 1996 record level.

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

   The Company provided cash flow from operations of $8.8 million for the first nine months of 1997 compared to cash flow provided by operating activities of $19.3 million for the first nine months of 1996.

   The following changes in the balance sheet categories from December 29, 1996, until Sept. 28, 1997, exclude opening balances from the Kysor Acquisition in March of 1997 and the impact of changes in foreign exchange rates on those categories:

        Inventory decreased by $6.3 million, which reflects the reduction in Kysor inventories since the date of acquisition by the Company along with decreases at some of the Company's other domestic businesses.

        Accounts receivable were $27.8 million higher, primarily as a result of the sales increase in the third quarter of 1997 compared to the fourth quarter of 1996.

        Trade accounts payable were $8.6 million higher which reflects the impact of seasonal volume.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------

   Liquidity and Capital Resources - continued

   Capital expenditures, including those funded through capital leases, increased $5.0 million, or 102 percent to $9.9 million for the first nine months of 1997 from $4.9 million for the first nine months of 1996. Capital expenditures in 1997 were made primarily to fund construction of a new Kysor facility in Columbus, Georgia, along with equipment to realize productivity improvements, new product tooling, and maintenance and replacement items.

   All asset and liability accounts as of September 28, 1997, were significantly impacted by the Kysor Acquisition in March of 1997. Goodwill increased from December 29, 1996, due to the Kysor Acquisition, which added approximately $198 million.

   Cash and temporary cash investments of $23.2 million as of September 28, 1997, increased by $6.7 million from December 29, 1996, reflecting the increase in cash balances at the Company's foreign subsidiaries and in part due to the Kysor Acquisition.

   Shareholders' equity increased $10.6 million from December 29, 1996, which reflects net income of $16.4 million for the first nine months of 1997, which was partially offset by a reduction in shareholders' equity caused by changes in accumulated foreign currency translation adjustments of $5.3 million and the impact of dividends.

   Note 3 to the condensed financial statements contains a summary of the changes in the Company's debt structure as a result of the Kysor Acquisition. Long-term debt increased by approximately $281 million as of September 28, 1997 primarily due to funding of the Kysor Acquisition, along with funding of working capital needs. Short-term debt reduced $1.9 million from December 29, 1996 primarily due to short-term domestic borrowings being replaced with longer-term borrowings. Total debt, including capital leases, was $355.9 million as of September 28, 1997 compared to $76.6 million as of December 29, 1996. The debt to capital ratio was 71 percent at September 28, 1997, compared with 37 percent at December 29, 1996.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
   -----------------------------------------------------------


   Liquidity and Capital Resources - continued

   On February 13, 1997, May 15, 1997, and August 14, 1997, the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 28, 1997, June 30, 1997, and September 30, 1997, respectively.

   Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.

   On October 22, 1997, the Company filed a registration statement with the Securities and Exchange Commission for a proposed offering of $100 million of 10-year senior subordinated notes. The proceeds from the offering will be used to repay outstanding debt. At the same time, the existing bank credit agreement is being renegotiated to gain additional flexibility. In conjunction with the registration, the Company also registered approximately 1.6 million shares of common stock for a proposed secondary offering of shares held by affiliates of Onex Corporation, which has exercised its registration rights under a prior agreement with the Company. The proceeds of this secondary offering will be for the benefit of such Onex affiliates.

   PART II.  OTHER INFORMATION
   ---------------------------


        Item 6.   Exhibits and Reports
                  on Form 8-K
                  --------------------

                  (a)  Exhibits

                       Exhibit 27 Article 5 Financial Data Schedule for the Period Ended September 28, 1997.

                  (b) The Registrant filed no reports on Form 8-K during the quarterly period ended September 28, 1997.

                                  SIGNATURE
                                  ---------

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCOTSMAN INDUSTRIES, INC.
                                        -------------------------

   Date  November 10, 1997              By:/s/ Donald D. Holmes
       -------------------                 -----------------------------
                                             Donald D. Holmes
                                             Vice President-Finance
                                             and Secretary