Form 10-K
period 1997-12-28
SCOTSMAN INDUSTRIES INC
filed 1998-03-20
CIK 846660

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10182

                           SCOTSMAN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              36-3635892
(State of incorporation)                    (I.R.S. Employer Identification No.)
820 Forest Edge Drive, Vernon Hills, Illinois                              60061
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
Yes  x    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

At March 4, 1998 there were 10,576,597 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the registrant as of such date was approximately $307.6 million.


                      DOCUMENTS INCORPORATED BY REFERENCE
Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 14, 1998 (the "1998 Proxy Statement"): Part III.

PART I
--------------------------------------------------------------------------------

ITEM 1. BUSINESS
The registrant, Scotsman Industries, Inc. (hereinafter referred to, together with its subsidiaries, as "Scotsman" or the "Company"), is a leading international manufacturer and marketer of a diversified line of commercial refrigeration products, food preparation equipment and beverage systems that is sold primarily to customers in the restaurant, supermarket, lodging, healthcare and convenience store industries. The Company has a leading market position in each of its five product lines, which consist of refrigerated display cases, ice machines, food preparation and storage equipment, walk-in coolers and freezers, and beverage systems.

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

Scotsman conducts its domestic ice machine business through the Scotsman Ice Systems division ("Scotsman Ice Systems") of its wholly-owned subsidiary, Scotsman Group Inc. ("SGI"), and through the Crystal Tips product line of its wholly-owned subsidiary, Booth, Inc. ("Booth"). Scotsman conducts its European ice machine business through two Italian subsidiaries, Frimont S.p.A. ("Frimont") and Castel MAC S.p.A. ("Castel MAC"). In June of 1995, Scotsman also entered into a joint venture with Shenyang Xinle Precision Machinery Company in Shenyang, China to produce ice machines for the Chinese market. During 1997, Scotsman increased its ownership interest in the joint venture company from 60 to 100 percent.

Scotsman manufactures and markets food preparation and storage equipment, including food preparation workstations, refrigerators and freezers, air ventilating equipment, and other equipment, through its wholly-owned subsidiary, The Delfield Company ("Delfield"), which was acquired on April 29, 1994. Scotsman also manufactures and markets, through Castel MAC, a limited line of refrigerated cabinets, dough retarders and blast freezers in Europe.

Scotsman manufactures and markets beverage systems in the United States through Booth and in Europe through Whitlenge Drink Equipment Limited ("Whitlenge") and through Hartek Beverage Handling GmbH and its Austrian distributor, Hartek Awagem Vertriebsges m.b.H. (collectively, "Hartek" or the "Hartek entities"). Whitlenge and Hartek were acquired by Scotsman on April 29, 1994 and December 31, 1995, respectively.


ACQUISITION OF KYSOR INDUSTRIAL CORPORATION
In March 1997, Scotsman acquired Kysor Industrial Corporation ("Kysor") and ("Kysor Acquisition"), which at the time was comprised of the Commercial Products Group, through which Kysor's refrigerated display cases and walk-in coolers and freezers businesses were conducted, and the Transportation Products Group, through which Kysor sold a line of products to the transportation industry. The Company paid approximately $311 million in cash and assumed $35.0 million in debt, net of cash, for both the Commercial Products Group and the Transportation Products Group. Concurrent with the Kysor Acquisition, Scotsman sold substantially all of the assets of the Transportation Products Group for $86 million (approximately $71 million net of taxes) to a subsidiary of Kuhlman Corporation. Including estimated transaction and severance costs of $22.5 million, the net purchase price for the Commercial Products Group was approximately $298 million. The subsidiary of Kuhlman Corporation assumed substantially all liabilities related to the Transportation Products Group, including environmental and product liabilities.

Kysor's Commercial Products Group operates through its Kysor//Warren and Kysor Panel Systems divisions. Kysor//Warren is the second largest U.S. manufacturer of refrigerated display cases, and Kysor Panel Systems is the leading manufacturer of walk-in coolers and freezers in the United States. In 1997, more than 80 percent of Kysor's sales were to supermarket chains, with the remaining portion sold primarily to restaurants and convenience stores. On a pro forma basis, sales of refrigerated display cases and walk-in coolers and freezers in 1997 were $254.3 million, which was an increase of $9.2 million, or 4 percent, over 1996 sales of $245.1 million.

In addition, as a result of the Kysor Acquisition, the Company now owns 23.8 percent of the outstanding shares of Austral Refrigeration Pty. Ltd., the parent company of Kysor//Warren Australia, Pty. Ltd., a licensee and manufacturer of Kysor refrigerated display cases primarily in Australia ("Kysor//Warren Australia"). Kysor//Warren Australia is a leading supplier of refrigerated display cases in the Australian market.

ACQUISITION OF HOMARK
In December of 1997, the Company acquired 100 percent of the outstanding shares of Homark Holdings Limited, a U.K.-based beverage equipment company ("Homark"). Homark is a leading manufacturer of counter dispense fonts, counter mount dispensers, and line and shelf coolers sold primarily to the U.K. beer industry. Homark's annual revenues are approximately $12 million. The Company purchased Homark for approximately $5.6 million.

PRODUCTS
Scotsman manufactures refrigeration products that are marketed primarily to the foodservice industry (restaurants, cafeterias, convenience stores and bars), large supermarket chains, the lodging industry, food processors and beverage companies. The principal commercial products of Scotsman are refrigerated display cases and mechanical refrigeration systems, ice machines, food preparation and storage equipment, walk-in coolers and freezers, and beverage systems. Scotsman also manufactures self-leveling tray and plate dispensers and ventilation systems. In addition to commercial refrigeration products, Scotsman manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance market.

REFRIGERATED DISPLAY CASES. Through its Kysor//Warren operating unit, Scotsman designs and manufactures refrigerated display cases and mechanical refrigeration systems sold primarily to supermarkets. Refrigerated display cases are used by supermarkets and convenience stores to display perishable food items such as frozen foods, vegetables, deli items, dairy products, and prepared meals. Remote mechanical refrigeration systems are located away from a store's customer area and provide power, air filtration and circulation and temperature controls to the refrigerated display cases located within the store. These products are sold under the Kysor//Warren trademark.

Sales of refrigerated display cases accounted for approximately 27 percent of the Company's sales in fiscal year 1997.

ICE MACHINES. The Company manufactures and markets commercial ice-making machines under the Scotsman and Crystal Tips trademarks worldwide, under the Icematic and Simag trademarks in Europe, the Middle East, Africa and Asia, and under various brands through other dealer networks. The Company sells a diversified line of commercial ice machines that produce four forms of ice: cubes (consisting of contour, lenticular, gourmet, and square), flake, nugget and scale. Each type of ice is designed and marketed for specific applications, and capacity ranges from 50 to 5,000 pounds of ice per day. The Company's ice machines are either self-contained units, which make, store and, in some cases, dispense ice, or modular units, which make, but do not store, ice. Scotsman also manufactures and sells ice storage bins to accompany modular units.

The Company manufactures and markets commercial ice machines and related components through its Italian subsidiaries, Castel MAC and Frimont, under the Icematic, Scotsman and Simag trademarks, for sale in Italy and for export primarily to Eastern and Western Europe, the Middle East, Africa and the Far East. Scotsman manufactures ice machines for the Chinese market through Scotsman Ice Systems Shenyang Company Ltd., its wholly-owned Chinese subsidiary, and markets under the Scotsman name. The Company also markets the Crystal Tips line internationally through three export marketing firms based in the United States and Canada.

Since November 1992, Scotsman has also distributed, in both foreign and domestic markets, industrial flakers manufactured by Howe Corporation. Howe has informed Scotsman that it wishes to terminate the distribution arrangement, and it is unclear at present whether or not the distribution arrangement will continue.

A significant percentage of the sales of the Company's commercial ice machines are to the full-service and fast-food restaurant industry. Other major end-user customers include supermarkets, hotels and motels, health care facilities, convenience stores, schools, and government and military facilities. In addition to commercial ice machines, Scotsman also manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance markets.

Scotsman's commercial ice machine business accounted for 29 percent, 49 percent, and 52 percent of the Company's sales in fiscal years 1997, 1996 and 1995, respectively.

FOOD PREPARATION & STORAGE EQUIPMENT. Scotsman manufactures and markets a wide range of commercial food preparation and storage equipment through its wholly-owned subsidiary Delfield. Delfield's principal products are customized and standard food preparation workstations, commercial up-right and under-the-counter refrigerators and freezers, mobile cafeteria systems and self-leveling tray and plate dispensers, all of which are constructed primarily from stainless steel, as well as wood and other decorative materials. Delfield's customized products are designed to address customer requests regarding size, space, features and performance. Delfield's standard refrigeration products frequently are incorporated into customers' systems or can be sold separately. Products are sold under the Delfield, Shelleyglas and Shelleymatic trademarks.

Within the Company's food preparation and storage equipment unit, the Company also manufactures and markets several related products. In Europe, Castel MAC manufactures and markets a line of refrigerated cabinets under the Icematic brand name and a line of dough retarders and blast freezers under the Tecnomac brand name, and Frimont markets a line of refrigerators manufactured by Castel MAC under the Scotsman brand name.

The Company also manufactures and markets niche products primarily through Delfield, including air ventilating equipment under the Air Tech trademark. In addition, the Company manufactures and markets a limited line of water coolers through its Italian subsidiaries, Frimont and Castel MAC, and small industrial applications through Whitlenge.

Sales of food preparation and storage equipment accounted for approximately 21 percent, 32 percent and 36 percent of Scotsman's sales in fiscal years 1997, 1996 and 1995, respectively.

WALK-IN COOLERS AND FREEZERS. Scotsman designs, manufactures, markets and sells walk-in coolers and freezers and environmental control systems through its Kysor Panel Systems operating unit. Kysor Panel Systems' refrigeration panels used in the construction of walk-in coolers and freezers are made from all three primary panel types: wood rail, urethane rail and soft nose. The Company can manufacture any of the three panel types to meet customer preferences. The Company's environmental control systems are used in industrial applications to test products under a range of temperatures.

Sales of walk-in coolers and freezers accounted for approximately 11 percent of the Company's sales in fiscal year 1997.

BEVERAGE SYSTEMS. In the United States, Scotsman manufactures soft-drink dispensing equipment through its wholly-owned subsidiary, Booth. Booth manufactures and markets a complete line of non-coin operated soft-drink dispensing products and accessories. Booth offers both pre-mix and post-mix dispensers, which can either be ice-cooled or electrically-cooled, as well as ice and drink dispensers, hand-operated valves and other related accessory products used in the fountain market. Booth manufactures and markets the three major product categories of beverage systems (mechanically refrigerated, ice cooled and ice/drink) to both Coca-Cola and Pepsi.

In Europe, Scotsman manufactures and markets soft-drink and draught beer dispensing equipment, and related products, under the Whitlenge, Homark and Hartek brand names through its Whitlenge and Hartek subsidiaries. Whitlenge specializes in larger remote beverage cooling installations, typically for large foodservice applications. Both Whitlenge and Hartek manufacture and market a wide range of beer and soft-drink coolers and related equipment. Homark manufactures counter dispense fonts, counter mount dispensers, and line and shelf coolers, which are marketed through Whitlenge.

The Company is a 50 percent partner in SAW Technologies, a joint venture formed in August 1996 to develop technologically advanced electronic beverage dispensing valves. The joint venture's Aztec valve, presently being sold to a major soft-drink bottler in the United Kingdom, uses technology which will be incorporated in products for other customers and markets. The Aztec valve differentiates between and monitors different types of soft-drink syrups, continuously regulates the flow and mix of syrups and carbonated water, and can dispense other beverages such as fruit juices, where pulp presents difficulties for most of the current generation of mechanical valves.

Sales of beverage systems accounted for approximately 12 percent, 19 percent and 12 percent of Scotsman's sales in fiscal years 1997, 1996 and 1995, respectively.

MARKETING AND DISTRIBUTION
Scotsman's sales and distribution network, which extends through over 100 countries, uses a combination of direct sales to national accounts, exclusive and non-exclusive distributors and independent dealers, wholesalers and sales representatives. Scotsman has approximately 200 sales and marketing employees and relationships with over 300 exclusive distributors in over 50 countries and approximately 3,300 independent dealers, distributors, wholesalers and sales representatives in over 100 countries. While each business unit has its own marketing organization which is responsible for the marketing and distribution of its products, certain salespeople and distributors may handle more than one of the Company's product lines.

REFRIGERATED DISPLAY CASES. Kysor//Warren primarily sells refrigerated display cases directly to large supermarket and convenience store chains through its direct sales force. A smaller portion of Kysor//Warren sales are made through independent commercial refrigeration distributors that market to independent and small chain supermarkets and convenience stores.

ICE MACHINES. In the United States, both of the Company's Scotsman and Crystal Tips brands maintain their own independent distribution networks. Scotsman Ice Systems has approximately 85 distributors and Crystal Tips has approximately 68 distributors in the United States. Scotsman also owns and operates one of its largest distributors in Southern California, which it purchased upon the retirement of the former owners. Outside the United States, Crystal Tips has over 29 distributors. Outside the United States, Castel MAC and Frimont combined have approximately 1,200 dealers and 150 distributors in Eastern and Western Europe, Africa and Asia. In the majority of countries served, Castel MAC and Frimont each sell through separate distribution channels. The Company's Chinese subsidiary sells commercial ice machines through its own distribution network.

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

Scotsman sells commercial ice machines directly to national customers such as large hotel chains, fast-food franchisers, and convenience stores, and to state and federal governments, for use in employee dining, health care and military facilities. The Company sells consumer ice machines and refrigerators primarily through luxury consumer appliance distributors who sell to dealers.

FOOD PREPARATION AND STORAGE EQUIPMENT. Delfield sells its products directly to national accounts such as large restaurant chains. Delfield also sells equipment through a network of approximately 1,400 non-exclusive dealers and approximately 28 independent sales representative firms. Such dealers generally carry competing lines of equipment. In Europe, Castel MAC sells to the European commercial bakery industry through dealers and agents specializing in that industry.

WALK-IN COOLERS AND FREEZERS. Kysor Panel Systems sells its walk-in coolers and freezers directly to large supermarket chains primarily through its marketing and direct sales force. Kysor Panel Systems also sells to smaller independent supermarkets and convenience stores through a network of approximately 600 distributors, dealers and wholesalers.

BEVERAGE SYSTEMS. Booth sells its beverage systems directly to soft-drink bottlers franchised by large customers such as Coca-Cola, Pepsi, and the U.S.-based businesses of Cadbury Schweppes. The systems are often labeled with the customer's name or trademark and the names of the beverages that will be dispensed. Whitlenge sells directly to soft-drink bottlers and brewers in the United Kingdom, while Hartek sells directly to soft-drink bottlers in Germany. Whitlenge and Hartek jointly export directly to bottlers and brewers through a direct sales force and distributors and local agents in various markets throughout Western and Central Europe and the Middle East. Products carrying the Homark brand name are primarily sold to the U.K. brewery market through the Whitlenge distribution network.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
For financial information pertaining to the Company's foreign and domestic operations refer to Note 15, "Geographic Information," in Financial Statements and Supplementary Data in Item 8 of this report.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS
The operations and properties of the Company are subject to various federal, state, local and foreign environmental regulations and standards. Because the requirements imposed by those authorities frequently are revised and supplemented, expenditures for compliance responsibilities are difficult to estimate and may exceed anticipated costs. The Company believes that compliance with existing and publicly proposed environmental regulations will not have a material adverse effect on the business, financial condition or results of operations of the Company.

The Company or its subsidiaries have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes in connection with a number of hazardous waste sites, including a number of sites associated with the former Transportation Products Group of Kysor. See "Acquisition of Kysor Industrial Corporation." Under existing environmental laws, PRPs are jointly and severally responsible for the cost of clean-up and other remedial action at these sites, and each PRP is therefore potentially responsible for the full cost of remediation. As a practical matter, however, costs are generally shared with other PRPs, based on each PRP's relative contribution to the problem. Moreover, the purchaser of the

Transportation Products Group has assumed all environmental liabilities associated with that business. Notwithstanding the assumption of liabilities by the purchaser, under applicable environmental laws the Company could incur liabilities related to these and other unknown environmental matters. Based on the foregoing factors, the relative size of the Company's contribution to the sites for which it has been named as a PRP (including those sites associated with Kysor's former Transportation Products Group), currently available information about the cost of remediation at such sites and the probability that other PRPs, many of which are large, solvent public companies, will pay the costs apportioned to them, the Company does not believe that any liability imposed in connection with such environmental proceedings, either individually or in the aggregate, will have a material adverse effect upon the Company's financial condition or its results of operations.

COMPETITION
The primary markets for Scotsman's products are highly competitive. The most significant competitive factors are product reliability and performance, service and price, with the relative importance of such factors varying among product lines. The Company has a number of competitors in each product lines that it offers. Many of the Company's competitors are small, privately owned companies. Some of the Company's competitors , however, are divisions of larger companies, and some have greater financial resources than the Company. The Company's largest competitors include IMI Cornelius, plc, with whom the Company competes in beverage systems in Europe; Hussmann International Inc., with whom the Company competes in refrigerated display cases and related equipment in the United States, and The Manitowoc Company, Inc., with whom the Company competes in ice machines, food storage equipment, and walk-in coolers and freezers. Furthermore, the Company believes that the commercial foodservice equipment industry recently has begun to undergo significant consolidation as foodservice chains and supermarkets reduce their supplier base. Such consolidation could have an effect on the Company's future competitive position.

RESEARCH AND DEVELOPMENT
Scotsman conducts extensive research and development programs in each of its product lines. These programs seek to develop product improvements and achieve cost reductions, as well as develop new products. Approximately 68 employees of the Company are engaged in research and development. Scotsman's total research and development expenditures for fiscal years 1997, 1996 and 1995 were approximately $6.2 million, $5.6 million and $4.8 million, respectively.

RAW MATERIALS
The principal materials used in the manufacture of Scotsman's products are refrigeration components, including compressors, condensers, motors and controls, and raw materials, including stainless steel, galvanized steel, aluminum, copper, plastics, glass, foam insulation, brass, and wood. These materials are readily available from several sources, and Scotsman has not experienced difficulties with respect to their availability.

GENERAL
CUSTOMERS. Although no single customer accounted for 10 percent or more of Scotsman's 1997 net sales on a historical basis, some of the Company's operating units are dependent upon a limited number of major customers, most of which do not have long-term purchase contracts with the Company. The Company's five largest customers represented approximately 22 percent of the Company's net sales in 1997. Sales of certain products, including, in particular, refrigerated display cases and food preparation and storage equipment, are largely dependent upon the expansion and renovation programs of the Company's large chain customers.

BACKLOG OF ORDERS. The backlog of unshipped orders at the end of fiscal years 1997 and 1996 was $120.0 million and $24.8 million, respectively. The large increase in unshipped orders at the end of 1997 was due to the inclusion of the backlog of the Commercial Products Group of Kysor, which was acquired by Scotsman in March 1997. The Company expects that all of the orders in the backlog at the end of fiscal year 1997 will be shipped during 1998.

SEASONALITY. The volume of sales of Scotsman's ice machines, food preparation and storage equipment and beverage systems is somewhat higher in the second and third fiscal quarters, than in the first and fourth fiscal quarters. Sales of Scotsman's refrigerated display cases and walk-in coolers and freezers are also subject to seasonal fluctuations. The Company expects that the second and third fiscal quarters generally will account for a greater portion of the annual net sales than the first and fourth fiscal quarters.

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

EMPLOYEES. As of December 28, 1997, Scotsman employed approximately 3,750 employees, approximately 1,450 of whom were covered by collective bargaining agreements. The Company believes its relationships with employees are generally good. A collective bargaining agreement at the Company's Delfield unit in Mt. Pleasant, Michigan expires in April 1998. Negotiations to renew the contract are in progress.


ITEM 2. PROPERTIES
The following chart lists the domestic and international active manufacturing, distribution and office facilities owned or leased by Scotsman and the primary facilities of joint ventures in which Scotsman has an interest:

DOMESTIC FACILITIES


LOCATION       DESCRIPTION             PRINCIPAL PRODUCT       OWNED/LEASED
----------------------------------------------------------------------------
Goodyear,      Plant and Office;       Walk-in Coolers &          Leased
Arizona        50,000 square feet      Freezers

Los Angeles,   Distribution Facility;  Ice Machines               Leased
California     13,000 square feet

Columbus,      Plant and Office;       Refrigerated                Owned
Georgia        295,826 square feet     Display Cases

Columbus,      Plant and Office;       Refrigeration Systems       Owned
Georgia        155,000 square feet

Conyers,       Plant and Office;       Refrigerated                Owned
Georgia        480,000 square feet     Display Cases

Vernon Hills,  Office;                 Ice Machines               Leased
Illinois       36,000 square feet

Vernon Hills,  Office;                 Corporate headquarters     Leased
Illinois       8,800 square feet

South Bend,    Plant and Office;       Refrigerated                Owned
Indiana        90,000 square feet      Display Cases

Des Moines,    Plant, Warehouse        Refrigerated               Leased
Iowa           and Office;93,000       Display Cases
               square feet

Mt. Pleasant,  Plant and Office;       Food Preparation            Owned
Michigan       327,000 square feet     and Storage Equipment

Portland,      Plant and Office;       Walk-in Coolers             Owned
Oregon         84,000 square feet      and Freezers



Fairfax,             Plant and Warehouse;   Ice Machines               Owned
South Carolina       327,000 square feet

Covington,           Plant and Office;      Food Preparation          Leased
Tennessee            188,000 square feet    and Storage Equipment

Johnson City,        Plant and Office;      Walk-in Coolers           Leased
Tennessee            60,000 square feet     and Freezers

Dallas, Texas        Plant and Office;      Ice Machines and          Leased
                     170,000 square feet    Beverage Systems

Fort Worth, Texas    Plant and Office;      Walk-in Coolers            Owned
                     118,162 square feet    and Freezers

INTERNATIONAL FACILITIES


LOCATION             DESCRIPTION            PRINCIPAL PRODUCT   OWNED/LEASED
----------------------------------------------------------------------------
Sydney,              Plant and Office;      Refrigerated                   *
Australia            163,000 square feet    Display Cases

Vienna,              Office and Warehouse;  Beverage Systems          Leased
Austria              11,000 square feet

Shenyang,            Plant and Office;      Ice Machines              Leased
China                17,000 square feet

Radevormwald,        Plant and Office;      Beverage Systems           Owned
Germany              35,000 square feet

Jakarta,             Plant and Office;      Refrigerated                   *
Indonesia            5,000 square feet      Display Cases

Castelfranco,        Plant and Office;      Ice Machines               Owned
Italy                230,000 square feet

Milan, Italy         Plant and Office;      Ice Machines              Leased
                     152,000 square feet

Halesowen,           Plant and Office;      Beverage Systems          Leased
United Kingdom       76,000 square feet

Irthlingsborough,    Plant and Office;      Beverage Systems               *
United Kingdom       3,900 square feet

Poole,               Plant and Office;      Beverage Systems           Owned
United Kingdom       18,000 square feet

Poole,               Plant and Office;      Beverage Systems          Leased
United Kingdom       12,500 square feet

Croydon,             Plant and Office;      Beverage Systems          Leased
United Kingdom       14,000 square feet

Wareham,             Plant and Office;      Beverage Systems          Leased
United Kingdom       6,880 square feet

* Facility owned or leased by a joint venture in which Scotsman has an interest

Scotsman considers the condition of its plants and other properties to be generally good and believes the capacity of its plants is adequate for the current needs of its business. Except for a lien on a section of its Mt. Pleasant, Michigan facility and on its Covington, Tennessee facility, both securing industrial revenue bonds, none of the principal properties owned by Scotsman are subject to encumbrances material to the operations of Scotsman.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION RELATING TO INDIANAPOLIS ATHLETIC CLUB FIRE.
Delfield, which was acquired by the Company on April 29, 1994, was originally named as a defendant in Indianapolis Athletic Club, Inc. v. The Delfield Company, et al, a case filed in Marion County Superior Court, Indianapolis, Indiana. The case arose out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992. The IAC alleges, in its action, that the fire was caused by a refrigerator manufactured by Delfield, and it seeks to recover property damages of between $10 to $12 million. Delfield was dismissed as a defendant in the case, following an investigation of its claim that the refrigerator in the IAC was manufactured, not by Delfield, but by the Delfield Division of Alco Standard Corporation ("Alco") prior to the acquisition of the Delfield Division by DFC Holding Corporation ("DFC") which was, in turn, acquired by Scotsman. Such dismissal was, however, without prejudice to the IAC's right to reinstate its claim against Delfield. The IAC continued to pursue its claim against the Delfield Division of Alco, and the Company has continued to monitor the action.

Alco and the Delfield Division have denied that the refrigerator caused the fire. The case was tried in early 1997, and on February 17, 1997, a jury verdict was returned, and judgment was entered, in favor of Alco and the Delfield Division. On March 17, 1997, the IAC filed notice of an appeal of the decision with the Indiana court of appeals. The trial court record has not yet been transferred to the court of appeals, and the appeal is still pending.

Pursuant to the agreement by which DFC acquired the Delfield Division, Alco is obligated to indemnify Delfield for all losses to Delfield resulting from product liability claims relating to products manufactured by the Delfield Division prior to its acquisition by DFC. Alco has agreed that its indemnity applies to the IAC's action, and Delfield believes that its insurance should cover any claims that are not covered by Alco's indemnity. Moreover, under the terms of the agreements pursuant to which the Company acquired Delfield and Whitlenge, the former shareholders of DFC and Whitlenge Acquisition Limited ("WAL"), an affiliate of DFC, are also required to indemnify the Company for up to $30 million in losses and expenses arising out of, among other things, suits, claims or proceedings arising out of the IAC fire. While no assurances can be given, the Company does not believe that the IAC action is likely to have a material adverse effect upon the financial condition of the Company or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last fiscal quarter of 1997.

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




NAME AND AGE            OFFICE AND EXPERIENCE
-------------------------------------------------------------------------------
Richard C. Osborne, 54  Mr. Osborne is Chairman of the Board and has held that position since May 1991. He is also President,
                        Chief Executive Officer and a Director of Scotsman
                        and President and Director of Scotsman Group and
                        has held those positions since April 1989.

David M. Frase, 50         Mr. Frase is a Vice President of the Company and
                           has held that position since May 1997. He is also
                           President and General Manager of Kysor Panel
                           Systems, and has held those positions since 1987.

Richard M. Holden, 47      Mr. Holden is Vice President - Human Resources of
                           the Company and Assistant Secretary of Scotsman
                           Group, and has held those positions since January
                           1990.

Donald D. Holmes, 60       Mr. Holmes is Vice President - Finance and Secretary
                           of Scotsman and Vice President-Finance, Secretary
                           and Director of Scotsman Group and has held those
                           positions since April 1989.

Christopher D. Hughes, 51  Mr. Hughes is a Vice President of the Company and
                           has held that position since June 1994. He is also
                           President of Booth and has held that position since
                           May 1994. From 1993 to May 1994, he was Vice
                           President/General Manager of the Central and Western
                           Transit Operations of Morrison Knudsen Corporation, a division engaged in the business of assembling new and overhauling used passenger rail cars.

Ludwig H. Klein, 55        Mr. Klein is a Vice President of the Company and has
                           held that position since February 1996. He is also
                           Managing Director of Hartek and has held that posi-
                           tion since February 1995. Effective April 1998,
                           Mr. Klein will become a consultant to the Company.
                           From June 1994 until February 1995, he worked as an
                           independent consultant and provided, during that
                           period, consulting services to Hartek and in the
                           capital goods industry. From July 1986 until June
                           1994, Mr. Klein held the position of General Manager
                           of Haacon Hebetechnil GmbH, a manufacturer of
                           industrial lifting equipment.

Emanuele Lanzani, 63       Mr. Lanzani is an Executive Vice President of the
                           Company and has held that position since April 1989.
                           He is also Managing Director, Frimont and Castel
                           MAC. Mr. Lanzani has been Managing Director of
                           Castel MAC since its acquisition by a wholly-owned
                           subsidiary of Household in October 1985 and he has
                           been Managing Director of Frimont since 1968.

Gerardo Palmieri, 58       Mr. Palmieri is Director - Sales and Marketing,
                           Frimont, and has held that position since 1980.

Randall C. Rossi, 47       Mr. Rossi is a Vice President of the Company and has
                           held that position since January 1995. He is also
                           President of Scotsman Ice Systems and has held that
                           position since January 1995. From January 1994 to
                           January 1995, he was Executive Vice President of
                           Scotsman Ice Systems. From 1989 to January 1994, he
                           was Vice President - Sales and Marketing of Scotsman
                           Ice Systems.

William J. Rotenberry, 43  Mr. Rotenberry is Vice President - Business
                           Development. He has been employed by the Company since January 1996 and became a Vice President of the Company in February 1996. From 1990 until
                           January 1996, he was a Director of Corporate
                           Development for Joslyn Corporation, a diversified manufacturer.

Michael de St. Paer, 52    Mr. de St. Paer is a Vice President of the Company
                           and has held that position since April 1994. He is
                           also Managing Director of Scotsman Beverage Group -
                           Europe and has held that position since June 1997.
                           From April 1993 to June 1997, Mr. de St. Paer was
                           Managing Director of Whitlenge, and from June 1992
                           to April 1993 he was Assistant Managing Director of
                           Whitlenge.

Graham E. Tillotson, 46    Mr. Tillotson is a Vice President of the Company and
                           President of Delfield. He has held those positions
                           since June 1997. From January 1997 to June 1997, he
                           served as Interim President of Delfield. From 1984
                           to December 1996, he was Vice President, Sales and
                           Marketing of Delfield.

Logan F. Wernz, 53         Mr. Wernz is a Vice President of the Company and
                           has held that position since May 1997. He is also
                           President and General Manager of Kysor//Warren, and
                           has held those positions since 1988.



PART II
-------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Scotsman Industries, Inc. common stock is listed on the New York Stock Exchange. The common stock ticker symbol is SCT. The high, low and last sales price per share for Scotsman's Common Stock, and dividends declared, by calendar quarter for 1996 and 1997 were as follows:

                                                                         DIVIDENDS
1996                                            HIGH      LOW     LAST    DECLARED
----------------------------------------------------------------------------------
1st Quarter                                  $18.000  $17.000  $17.875      $0.025
2nd Quarter                                   21.000   17.875   20.125      $0.025
3rd Quarter                                   24.000   19.500   22.875      $0.025
4th Quarter                                   24.875   22.750   23.750      $0.025
----------------------------------------------------------------------------------
Total dividends declared in 1996                                            $0.100
----------------------------------------------------------------------------------
Shares outstanding at December 29, 1996                                 10,542,464
----------------------------------------------------------------------------------
Shareholders of record at December 29, 1996                                  4,559
----------------------------------------------------------------------------------

1997
----------------------------------------------------------------------------------
1st Quarter                                  $29.375  $23.000  $27.750      $0.025
2nd Quarter                                   28.250   24.500   27.750      $0.025
3rd Quarter                                   28.688   25.250   28.000      $0.025
4th Quarter                                   27.563   23.500   24.438      $0.025
----------------------------------------------------------------------------------
Total dividends declared in 1997                                            $0.100
----------------------------------------------------------------------------------
Shares outstanding at December 28, 1997                                 10,568,597
----------------------------------------------------------------------------------
Shareholders of record at December 28, 1997                                  4,234
----------------------------------------------------------------------------------

The information contained in Note 7 of the "Notes to Consolidated Financial Statements" included under Item 8 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following historical financial data has been derived from the Company's consolidated financial statements and should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto contained in
Item 8 of this report and "Managements Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report.

Scotsman Industries, Inc. Five-Year Summary
(Amounts in thousands, except per-share data)


FOR THE FISCAL YEARS ENDED         DEC. 28,  DEC. 29,  DEC. 31,   JAN. 1,   JAN. 2,
                                    1997(a)   1996(b)   1995(c)   1995(d)      1994
-----------------------------------------------------------------------------------
Net sales                          $571,588  $356,373  $324,291  $266,632  $163,952
Income before income taxes           37,561    35,017    28,128    22,798    13,371
Income before extraordinary loss     18,919    18,568    15,408    12,785     7,411
Net income                           18,286    18,568    15,408    12,785     7,411
Income per share before
 extraordinary loss, diluted (e)       1.75      1.73      1.45      1.35      1.05
Net income per share, diluted (e)      1.69      1.73      1.45      1.35      1.05
Total assets                        660,124   283,264   275,943   244,791   103,173
Long-term debt and capitalized
 lease obligations, excluding
 current portion                    321,132    60,289    74,719    85,161    29,469
Cash dividends declared
 per common share                  $   0.10  $   0.10  $   0.10  $   0.10  $   0.10
-----------------------------------------------------------------------------------


(a) The information for the fiscal year ended December 28, 1997, includes the balance sheet information and the results of Kysor subsequent to its acquisition in March, 1997.
(b) The information for the fiscal year ended December 29, 1996, includes the balance sheet information and the results of Hartek which was acquired on December 31, 1995.
(c) The information for the fiscal year ended December 31, 1995, includes balance sheet informtion for Hartek which was acquired on December 31, 1995.
(d) The results for the fiscal year ended January 1, 1995, include the results from Delfield and Whitlenge as of the date of their acquisitions on April 29, 1994.
(e) The calculation of diluted net income per share for the fiscal years
    1997, 1996, 1995, 1994 and 1993 was based on 10,803,261, 10,708,879,
    10,644,697, 9,474,715 and 7,060,256 weighted average shares of common stock, respectively. The calculation of diluted net income per share for the fiscal years ended January 1, 1995, December 31, 1995, and December 29, 1996, is based on net income before preferred stock dividends. The number of shares assumes conversion of convertible preferred stock from the date of issue and also includes the dilutive impact, as if issuance had occurred on the acquisition date, of contingent shares which were subsequently distributed to the sellers of Delfield and Whitlenge based on those businesses having achieved a specified combined level of earnings during fiscal year 1994, and also includes the dilutive impact of common stock options outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Year ended December 28, 1997 ("1997"), compared with year ended December 29, 1996 ("1996")

The Company's net sales increased by $215.2 million, or approximately 60 percent, to a record $571.6 million in 1997 from $356.4 million in 1996. Results for 1997 included sales from March 10 through December 28 of $215.5 million from the Commercial Products Group of Kysor, which was acquired by the Company in March 1997.

Sales of refrigerated display cases and walk-in coolers and freezers by Kysor were $215.5 million in 1997, which represented approximately 38 percent of the Company's sales for the year. On a pro forma basis, sales of refrigerated display cases and walk-in coolers and freezers increased $9.2 million, or 4 percent, to $254.3 million in 1997 from $245.1 million in 1996. Kysor's backlog of orders from supermarkets remains at record levels, although the delivery schedules of certain customers were deferred from the fourth quarter of 1997 to future periods.

Scotsman's worldwide ice machine sales, which represented 29 percent of total sales of the Company in 1997, declined $4.4 million, or 3 percent, to $166.2 million in 1997 from $170.6 million in 1996, using constant foreign exchange rates. Sales stated at actual foreign exchange rates decreased 6 percent in 1997. The decline in ice machine sales resulted from lower sales in Europe and the United States due to soft market conditions in both regions, some slowdown in restaurant chain activity in the United States and higher distributor inventories in Europe at the beginning of the year. Conditions in the United States improved in the fourth quarter of 1997 as did demand in Europe, as distributor inventories in that region returned to normal levels.

Food preparation and storage equipment sales, which represented 21 percent of total sales of the Company in 1997, increased by $6.9 million, or approximately 6 percent, to $119.7 million in 1997 from $112.8 million in 1996. Increased sales in the first half of 1997 were driven by sales to Boston Market, a customer of the Company's Delfield business unit. Although Boston Market has significantly reduced its expansion plans, Delfield has made progress replacing revenue recorded in late 1996 and the first half of 1997 from sales to that customer.

Beverage systems sales, which represented 12 percent of the Company's sales in 1997, increased by $2.6 million, or approximately 4 percent, to $70.2 million in 1997 from $67.6 million in 1996. Increased export sales and market penetration throughout Europe by the Company's U.K.- based beverage dispensing unit more than offset soft market conditions for the Company's dispensing business in Germany and in the United States. The recently completed acquisition of Homark is expected to contribute to sales growth of this product line in 1998.

The Company's gross profit increased by $43.6 million, or approximately 44 percent, to $142.0 million in 1997 from $98.4 million in 1996, due to the inclusion of Kysor's results of operations subsequent to its acquisition by the Company in March 1997. However, the Company's gross profit margin decreased as a percentage of sales to 24.8 percent in 1997 from 27.6 percent in 1996. The reduction in gross profit margins is partially attributable to the inclusion of the results of Kysor, which historically has reported lower gross profit margins. Also contributing to the decline in gross profit margins were higher production costs of food preparation and storage equipment, and the decline in worldwide ice machine sales in 1997.

Selling and administrative expenses increased by $25.0 million, or approximately 43 percent, to $83.1 million in 1997 from $58.1 million in 1996. The increase in selling and administrative expenses is attributable to the inclusion of Kysor's results subsequent to its acquisition by the Company in March 1997, including amortization of intangibles of $3.8 million related to the purchase of Kysor during the year. As a percentage of sales, selling and administrative expenses decreased to 14.5 percent in 1997 from 16.3 percent in reported in 1996. The percentage decrease is primarily attributable to Kysor's business units which, although they have historically reported lower gross profit margins, also have lower selling and administrative expenses as a percentage of sales as compared with the balance of the Company's businesses.

Income from operations increased by $18.6 million, or approximately 46 percent, to $58.9 million in 1997 from $40.3 million in 1996, which primarily reflects Kysor's contribution to the Company's profits. As a percentage of sales, income from operations decreased to 10.3 percent in 1997 from 11.3 percent in 1996. The decline is the result of the lower gross profit margins and an additional $3.8 million of amortization of intangibles resulting from the Kysor Acquisition.

Net interest expense increased by $16.1 million to $ 21.4 million in 1997 from $5.3 million in the prior year as a result of the increased domestic borrowings incurred by the Company to fund the Kysor Acquisition.

Income taxes increased by $2.2 million to $18.6 million in 1997 from $16.4 million in 1996 due to higher taxable income, and an increase in the Company's overall income tax rate to 49.6 percent in 1997 from 47.0 percent in 1996. The higher income tax rate is primarily attributable to the impact of non-deductible amortization of intangibles resulting from the Kysor Acquisition.

Net income, before a one-time after-tax charge of $633,000 incurred for the early retirement of $20 million of 11.43 percent private placement debt, increased by $0.3 million, or approximately 2 percent, to $18.9 million in 1997 from $ 18.6 million in 1996. On a diluted basis, earnings per share, before the one-time charge, increased by $0.02, or approximately 1 percent, to $1.75 in 1997 from $1.73 in 1996. Excluding the effects of foreign currency translation, 1997 net income before the one-time charge would have increased 4 percent. Net income, including the one-time charge, declined by $0.3 million, or approximately 2 percent, to $18.3 million in 1997 from $18.6 million in 1996. On a diluted basis, earnings per share, including the one-time charge, declined by $0.04, or approximately 2 percent, to $1.69 in 1997 from $1.73 in 1996.

The Company has been evaluating its computer software programs and operating systems for the Year 2000 compliance. Based on this assessment, the Company determined that it is required to modify portions of its software during 1998 and 1999 so that its computer systems will properly utilize dates beyond December 31, 1999. Based on present information the Company believes that it will be able to achieve Year 2000 compliance, and that the cost associated with achieving such compliance will not have a material effect on its financial condition or results of operations. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

The Company is currently communicating with its suppliers and customers regarding Year 2000 compliance within their organizations. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

RESULTS OF OPERATIONS
Year ended December 29, 1996 ("1996"), compared with year ended December 31, 1995 ("1995")

The Company experienced strong operating results in 1996 compared with 1995. Sales increased in many of the Company's businesses and operating income as a percentage of sales increased as well. These positive operating results were largely attributable to the inclusion of a full year's operation of Hartek, which was purchased by the Company on December 31, 1995, strong growth at Whitlenge, solid sales gains from the Company's European ice machine businesses and a continued emphasis on cost containment.

The Company's total sales increased by $32.1 million, or 10 percent, to a record $356.4 million in 1996 from $324.3 million in 1995.

Ice machine sales, which represented 49 percent of total sales of the Company in 1996, increased by $6.5 million, or 4 percent, to $176.0 million in 1996 from $169.5 million in 1995 primarily due to 15 percent growth in sales from European operations while domestic sales of ice machines remained relatively constant.

Food preparation and storage equipment sales, excluding niche product sales, represented 29 percent of total sales of the Company in 1996, and remained constant compared to 1995, reflecting a decline in European bakery equipment sales and a modest increase in sales of food preparation equipment by Delfield.

Beverage systems sales, which represented 19 percent of total sales of the Company in 1996, increased by $27.6 million, or 69 percent, to $67.6 million in 1996 from $40.0 million in 1995, driven primarily by the inclusion of the operating results of Hartek and growth of 24 percent at Whitlenge due to increasing their export sales and a strong domestic beer market in the United Kingdom.

Niche products sales, which represented 3 percent of total company sales in 1996, decreased by $2.3 million, or 21 percent, to $9.2 million in 1996 from $11.5 million in 1995, driven primarily by a lower volume of certain contract products and ventilation equipment.

The Company's gross profit increased by $10.5 million, or 12 percent, to $98.4 million in 1996 from $87.9 million in 1995. The Company's gross profit margin increased to 27.6 percent of total sales in 1996 from 27.1 percent of total sales in 1995 due to selling price increases in certain products, moderating material costs and the impact of higher sales in relation to a base of certain fixed production costs. These gains were partially offset by higher production costs at Delfield due to inefficiencies incurred while implementing process improvements and organizational changes in anticipation of future growth requirements.

Selling and administrative expenses increased $4.7 million, or 9 percent, to $58.1 million in 1996 from $53.4 million in 1995. Although selling and administrative expenses increased due to the inclusion of Hartek, selling and administrative expenses as a percentage of total sales of the Company declined to 16.3 percent in 1996 from 16.5 percent in 1995, primarily due to higher overall sales and lower advertising costs.

Income from operations increased by $5.8 million, or 17 percent, to $40.3 million in 1996 from $34.5 million in 1995 primarily due to increased sales with higher associated gross margins and the continued benefit of cost containment plans initiated during 1996 and in prior years.

Net interest expense decreased by $1.0 million, or 17 percent, to $5.3 million in 1996 from $6.3 million in 1995 primarily due to the Company's lower average debt levels and a favorable interest rate environment.

Income taxes increased by $3.7 million to $16.4 million in 1996 from $12.7 million in 1995 due to higher income from operations and a higher effective tax rate. The Company's tax rate increased to 47.0 percent in 1996 from 45.2 percent in 1995 primarily due to the higher percentages of sales generated from foreign operations with higher relative tax rates.

Overall, net income increased by $3.2 million, or 21 percent, to $18.6 million in 1996 from $15.4 million in 1995. On a diluted basis, earnings per share increased by $0.28, or 19 percent, to $1.73 in 1996 from $1.45 in 1995. The effects of fluctuations in currency exchange rates on the Company's results of operations were immaterial.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company's liquidity requirements have arisen primarily from the need to fund its working capital, capital expenditures, acquisitions and interest expense, including fixed obligations associated with debt or lease obligations. The Company has met these liquidity requirements through the use of funds generated from operations, along with financing from various sources. The Company expects to continue to generate significant cash flow from operations, which in combination with available borrowing capacity will be used to run the Company's businesses and fund capital expenditures. Refer to Note 7 of the Notes To Consolidated Financial Statements in Item 8 for a discussion of the Company's loan facilities.

The Company generated cash flow from operations of $31.9 million in 1997 compared with cash flow from operations of $23.5 million in 1996. Net income plus depreciation and amortization increased by $7.4 million, or 27 percent, to $34.8 million in 1997 from $27.4 million in 1996.

The changes in the balance sheet categories discussed below from December 29, 1996, to December 28, 1997, exclude the opening balances from the Kysor Acquisition in March of 1997 and the impact of changes in foreign exchange rates on those categories. Accounts receivable increased by $11.5 million compared with year-end 1996 primarily as a result of increased sales in the fourth quarter of 1997 compared with the fourth quarter of 1996. Inventories declined by $7.1 million, which reflects a reduction in inventory at many of the Company's businesses and an improvement in the Company's inventory turnover ratio. Trade accounts payable and other liabilities decreased by $4.9 million, primarily related to severance and retirement benefits paid to former executives of Kysor.

Capital expenditures, including those funded through capital leases, increased $5.6 million, or 90 percent, to $11.8 million in 1997 from $6.2 million in 1996. Capital expenditures in 1997 were made primarily for equipment to realize productivity improvements, new product tooling, and replacement items, and to fund construction of a new Kysor facility in Columbus, Georgia.

In March 1997, the Company acquired Kysor, which at the time was comprised of the Commercial Products Group and the Transportation Products Group. The Company paid approximately $311 million in cash and assumed $35.0 million in debt, net of cash, for both the Commercial Products Group and the Transportation Products Group. Concurrently with the Kysor Acquisition, Scotsman sold substantially all of the assets of the Transportation Products Group for $86.0 million (approximately $71 million net of taxes) to a subsidiary of Kuhlman Corporation. Including estimated transaction and severance costs of $22.5 million, which have not yet been fully paid out, the net purchase price for the Commercial Products Group was approximately $298 million. All asset and liability accounts as of December 28, 1997, were significantly impacted by the Kysor Acquisition. Goodwill increased from December 29, 1996, due to the Kysor Acquisition, which added approximately $192 million. In December 1997, the Company also acquired 100 percent of the outstanding shares of Homark, a U.K.-based beverage equipment company for approximately $5.6 million. The Company converted its China joint venture to a wholly-owned subsidiary by increasing its ownership from 60 percent to 100 percent during 1997, at a cost of approximately $1.4 million.

Cash and cash equivalents of $24.1 million as of December 28, 1997, increased by $7.6 million from December 29, 1996, reflecting the increase in cash balances at the Company's foreign subsidiaries.

Shareholders' equity increased $10.9 million from December 29, 1996, which reflects net income of $18.3 million for 1997, which was partially offset by a reduction in shareholders' equity caused by changes in accumulated foreign currency translation adjustments of $6.6 million and the impact of dividends.

Note 7 to the Consolidated Financial Statements included in Item 8 and herein incorporated by reference contains a summary of the changes in the Company's debt structure as a result of the Kysor Acquisition. Long-term debt increased by approximately $275.5 million as of December 28, 1997, primarily due to funding of the Kysor Acquisition. Short-term debt decreased $3.1 million from December 29, 1996, primarily due to short-term domestic borrowings being replaced with longer-term borrowings. As of December 28, 1997, the Company was subject to various covenants as part of its outstanding indebtedness including a covenant which had the effect of restricting the amount of the Company's dividends to its shareholders. Refer to Note 7 to the Company's financial statements for a further description of this particular covenant. The Company was in compliance with these covenants related to its long-term debt as of December 28, 1997.

Total debt, including capital leases, was $350.7 million as of December 28, 1997, compared with $76.6 million as of December 29, 1996, due to increased domestic borrowings incurred by the Company to fund the Kysor Acquisition. The debt to capital ratio was approximately 71 percent at December 28, 1997, compared with approximately 37 percent at December 29, 1996.

Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.

The foregoing discussions and analysis of the Company's financial condition and results of operations contains forward looking statements that involve risks and uncertainties. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. Factors that could cause actual results to differ from those anticipated include (I) the strength or weakness of the various economies in which the Company markets its products, (II) weather conditions, (III) the utilization rates of the Company's facilities,
(IV) labor difficulties, (V) increased prices of raw materials and purchased components, (VI) scheduling and transportation dislocations, (VII) delays in development of new products or construction of new facilities, (VIII) product liability or other lawsuits, warranty claims or return of goods, (IX) foreign currency fluctuations, (X) changes in buying patterns of certain large customers as a result of internal cost-control measures adopted by those customers, (XI) changes in environmental, health, safety or refrigerant regulations or standards, (XII) the level of the Company's leverage, (XIII) the Company's ability or inability to manage growth, (XIV) the Company's loss of key personnel and (XV) failure of the Company or its suppliers to achieve Year 2000 compliance in a timely manner. See the Cautionary Statements included as
Exhibit 99 to this report for a more detailed discussion of the foregoing and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCOTSMAN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per-share data)


FOR THE FISCAL YEARS ENDED                        DEC. 28,  DEC. 29,  DEC. 31,
                                                    1997      1996     1995
------------------------------------------------------------------------------
Net sales                                         $571,588  $356,373  $324,291
Cost of sales                                      429,598   257,942   236,402
------------------------------------------------------------------------------
Gross profit                                       141,990    98,431    87,889
Selling and administrative expenses                 83,071    58,135    53,435
------------------------------------------------------------------------------
Income from operations                              58,919    40,296    34,454
Interest expense, net                               21,358     5,279     6,326
------------------------------------------------------------------------------
Income before income taxes                          37,561    35,017    28,128
Income taxes                                        18,642    16,449    12,720
------------------------------------------------------------------------------
Income before extraordinary loss                    18,919    18,568    15,408
Extraordinary loss (net of income taxes of $422)      (633)       --        --
------------------------------------------------------------------------------
Net income                                        $ 18,286  $ 18,568  $ 15,408
Preferred stock dividends                               --       813     1,240
------------------------------------------------------------------------------
Net income available to common shareholders       $ 18,286  $ 17,755  $ 14,168
------------------------------------------------------------------------------
Basic earnings per share:
 Income before extraordinary loss                 $   1.79  $   1.89  $   1.61
 Extraordinary loss                                  (0.06)       --        --
------------------------------------------------------------------------------
 Net income per common share                      $   1.73  $   1.89  $   1.61
------------------------------------------------------------------------------
Diluted earnings per share:
 Income before extraordinary loss                 $   1.75  $   1.73  $   1.45
 Extraordinary loss                                  (0.06)       --        --
------------------------------------------------------------------------------
 Net income per common share                      $   1.69  $   1.73  $   1.45
------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of this statement.

SCOTSMAN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET

(Amounts in thousands)


                                                      DEC. 28,     DEC. 29,
                                                          1997         1996
---------------------------------------------------------------------------
Assets
Current Assets:
 Cash and temporary cash investments                  $ 24,085     $ 16,501
 Trade accounts and notes receivable,
   net of allowances
   of $5,371 in 1997 and $2,778
   in 1996                                             102,880       58,734
 Inventories                                            75,350       52,530
 Deferred income taxes                                  12,515        4,708
 Other current assets                                   12,266        5,101
---------------------------------------------------------------------------
     Total current assets                              227,096      137,574
Properties and equipment, net                           86,762       46,659
Goodwill, net                                          281,855       94,975
Other noncurrent assets                                 64,411        4,056
---------------------------------------------------------------------------
     TOTAL ASSETS                                     $660,124     $283,264
===========================================================================
Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term debt and current maturities
   of capitalized lease obligations
   and long-term debt                                 $ 29,519     $ 16,317
 Trade accounts payable                                 44,889       22,344
 Accrued income taxes                                    4,002        6,302
 Accrued expenses                                       69,537       33,290
---------------------------------------------------------------------------
     Total current liabilities                         147,947       78,253
Long-term debt and capitalized
  lease obligations                                    321,132       60,289
Deferred income taxes                                    2,305        3,710
Other noncurrent liabilities                            46,086        9,300
---------------------------------------------------------------------------
     TOTAL LIABILITIES                                 517,470      151,552
===========================================================================
Shareholders' Equity:
 Common stock, $.10 par value,
   authorized 50,000,000 shares;
   issued 10,760,490 shares and
   10,729,513 shares, respectively                       1,076        1,073
 Preferred stock, $1.00 par value,
   authorized 10,000,000 shares;
   issued 0 shares                                          --           --
 Additional paid in capital                             73,639       73,053
 Retained earnings                                      79,266       62,036
 Deferred compensation and unrecognized
   pension cost                                           (165)        (117)
 Foreign currency translation adjustments               (9,450)      (2,877)
 Less: Common stock held in treasury;
       191,893 and 187,049 shares, respectively         (1,712)      (1,456)
---------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                        142,654      131,712
---------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $660,124     $283,264
============================================================================


The accompanying notes to consolidated financial statements are an integral part of this statement.

SCOTSMAN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS



(Amounts in thousands)
FOR THE FISCAL YEARS ENDED                           DEC. 28,   DEC. 29,     DEC. 31,
                                                         1997       1996         1995
-------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                        $   18,286   $ 18,568    $  15,408
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                     16,549      8,870        7,594
     Loss (gain) on property dispositions                 169        (82)         (39)
 Change in assets and liabilities:
   Trade accounts receivable                          (11,537)    (3,310)      (2,607)
   Inventories                                          7,121        237        2,006
   Trade accounts payable and other liabilities        (4,892)    (1,877)      (2,074)
   Other, net                                           6,231      1,101        3,162
-------------------------------------------------------------------------------------
     Net cash provided by operating activities         31,927     23,507       23,450
Cash flows from investing activities:
 Investment in properties and equipment               (11,788)    (6,195)      (6,513)
 Proceeds from dispositions of properties
   and equipment                                          154        230          215
 Acquisition of Kysor                                (264,788)        --           --
 Other investments in subsidiaries and
   joint ventures                                      (6,992)    (2,423)        (665)
 Investment in Hartek                                    (634)      (991)      (1,491)
-------------------------------------------------------------------------------------
     Net cash used in investing activities           (284,048)    (9,379)      (8,454)
Cash flows from financing and capital activities:
 Short-term debt, net                                  (3,060)    (6,524)       3,616
 Issuance of long-term debt                           464,790     16,074       17,806
 Principal payments under long-term debt and
   capitalized leases                                (189,243)   (21,128)     (28,071)
 Financing costs of Kysor and subordinated debt
   and debt discount                                   (8,517)        --           --
 Dividends paid to shareholders                        (1,055)    (2,035)      (2,118)
-------------------------------------------------------------------------------------
     Net cash provided by (used in) financing and
       capital activities                             262,915    (13,613)      (8,767)
Effect of exchange rate changes on cash and
  temporary cash investments                           (3,210)       178         (191)
-------------------------------------------------------------------------------------
Net increase in cash and temporary cash
  investments                                           7,584        693        6,038
Cash and temporary cash investments at
  beginning of year                                    16,501     15,808        9,770
-------------------------------------------------------------------------------------
Cash and temporary cash investments
  at end of year                                   $   24,085   $ 16,501    $  15,808
-------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                        $   19,159   $  6,812    $   7,431
-------------------------------------------------------------------------------------
   Income taxes                                    $   23,092   $ 14,957    $  10,992
-------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and
 financing activities:
   Investment in properties and equipment through
     issuance of capitalized lease obligations     $     (440)  $    (42)   $     (96)
   Issuance of stock for acquisition of Delfield
     and Whitlenge                                 $       --   $     --    $ (12,089)
-------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of this statement.

SCOTSMAN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                         Foreign
                                   Common  Preferred  Additional                         Currency
                                    Stock      Stock     Paid in  Retained            Translation  Treasury
(Amounts in thousands)          Par Value  Par Value     Capital  Earnings  Other(a)  Adjustments     Stock     Total
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995         $  846    $ 2,000     $58,085   $31,959    $  (53)     $(5,031)  $(1,343) $ 86,463
---------------------------------------------------------------------------------------------------------------------
 Net income                            --         --          --    15,408        --           --        --    15,408
 Foreign currency
   translation adjustments             --         --          --        --        --          120        --       120
 Issuance of deferred
   compensation                        --         --         120        --      (120)          --        --        --
 Amortization of deferred
   compensation                        --         --          --        --       129           --        --       129
 Dividends declared to
   common shareholders                 --         --          --      (895)       --           --        --      (895)
 Dividends declared to
   preferred shareholders              --         --          --    (1,240)       --           --        --    (1,240)
 Issuance of common stock
   relating to acquisition
   of Delfield and Whitlenge           67         --      12,022        --        --           --        --    12,089
 Stock options exercised                2         --         287        --        --           --        --       289
 Unrecognized pension cost             --         --          --        --       (44)          --        --       (44)
Balance at December 31, 1995       $  915    $ 2,000     $70,514   $45,232    $  (88)     $(4,911)  $(1,343) $112,319
---------------------------------------------------------------------------------------------------------------------
 Net income                            --         --          --    18,568        --           --        --    18,568
 Foreign currency translation
   adjustments                         --         --          --        --        --        2,034        --     2,034
 Issuance of deferred
   compensation                        --         --         119        --      (119)          --        --        --
 Amortization of deferred
   compensation                        --         --          --        --       120           --        --       120
 Dividends declared to common
   shareholders                        --         --          --      (951)       --           --        --      (951)
 Dividends declared to
   preferred shareholders              --         --          --      (813)       --           --        --      (813)
 Conversion of preferred stock
   into common stock                  153     (2,000)      1,847        --        --           --        --        --
 Stock options exercised                5         --         573        --        --           --      (113)      465
 Unrecognized pension cost             --         --          --        --       (30)          --        --       (30)
Balance at December 29, 1996       $1,073    $    --     $73,053   $62,036    $ (117)     $(2,877)  $(1,456) $131,712
---------------------------------------------------------------------------------------------------------------------
 Net income                            --         --          --    18,286        --           --        --    18,286
 Foreign currency
   translation adjustments             --         --          --        --        --       (6,573)       --    (6,573)
 Issuance of deferred
   compensation                        --         --         119        --      (120)          --         1       --
 Amortization of deferred
   compensation                        --         --          --        --       120           --        --       120
 Dividends declared to
   common shareholders                 --         --          --    (1,056)       --           --        --    (1,056)
 Stock options exercised                3         --         467        --        --           --      (257)      213
 Unrecognized pension cost             --         --          --        --       (48)          --        --       (48)
Balance at December 28, 1997       $1,076    $    --     $73,639   $79,266    $ (165)     $(9,450)  $(1,712) $142,654
---------------------------------------------------------------------------------------------------------------------


(a) Other shareholders' equity includes deferred compensation and unrecognized pension cost.

The accompanying notes to consolidated financial statements are an integral part of this statement.

DESCRIPTION OF BUSINESS
The Company operates in one segment, foodservice and food retail equipment, in which it engages in the manufacture and marketing of a diversified line of commercial refrigeration products, food preparation equipment and beverage systems that are sold primarily to customers in the restaurant, supermarket, lodging, healthcare and convenience store industries. The Company's revenues are diversified among its five product lines, which consist of refrigerated display cases, ice machines, food preparation and storage equipment, walk-in coolers and freezers and beverage systems.

Scotsman's ice machine business accounted for 29 percent, 49 percent, and 52 percent of sales in fiscal years 1997, 1996 and 1995, respectively. Scotsman manufactures and markets ice machines in the United States through its Scotsman Ice Systems division and its Crystal Tips line of its Booth, Inc. subsidiary, in Europe through its Italian subsidiaries and in China through its subsidiary. Scotsman ice machines are sold both through a system of distributors and directly by Scotsman to national customers and governmental and military buyers. Scotsman also manufactures and markets a line of consumer ice machines primarily for the luxury home market.

Scotsman manufactures and markets a line of food preparation and storage equipment through its Delfield subsidiary which was acquired in April 1994. Delfield's products are sold primarily to U.S. commercial foodservice establishments. Scotsman also manufactures and markets a line of bakery equipment and commercial refrigerators and freezers through its Italian businesses. Food preparation and storage equipment accounted for 21 percent, 32 percent and 36 percent of Scotsman's business in fiscal years 1997, 1996 and 1995, respectively.

Scotsman manufactures and markets beverage systems in Europe through its United Kingdom subsidiaries, Whitlenge and Homark, and its German and Austrian subsidiaries, Hartek. Whitlenge and Hartek were acquired in April 1994 and December 1995, respectively. Homark was acquired in December 1997. Whitlenge's and Hartek's products are sold to soft drink bottlers and breweries. Domestically, Scotsman also manufactures, through its Booth, Inc. subsidiary, soft drink dispensing equipment which is sold primarily in the United States to soft drink bottlers. Beverage systems accounted for 12 percent, 19 percent and 12 percent of sales in fiscal years 1997, 1996 and 1995, respectively.

In March of 1997, the Company acquired Kysor Industrial Corporation ("Kysor"). Through Kysor, the Company manufactures and markets refrigerated display cases, commercial refrigeration systems and insulated panels which are sold to the supermarket and convenience store industries. See Note 13 for additional disclosure relating to the Kysor acquisition. Sales of Kysor display cases and walk-in coolers represented 27 percent and 11 percent, respectively, of the Company's sales in the fiscal year 1997.

Geographic information for Scotsman can be found in Note 15.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of Scotsman Industries, Inc. ("Scotsman" or "the Company") and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Certain amounts in the consolidated financial statements for previous years have been reclassified to conform to the presentation used for fiscal year 1997.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR. The Company reports on a 52-53 week fiscal year ending on the Sunday nearest to December 31. Fiscal years 1997, 1996 and 1995 had 52 weeks.

CASH MANAGEMENT. The Company considers all highly liquid investments with original maturities of three months or less to be temporary cash investments.

Temporary cash investments, primarily Eurodollar deposits or repurchase agreements with maturities of 90 days or less, are carried at cost, which approximates market. Interest income (in thousands) included in interest expense, net was $1,411, $791 and $633 for fiscal years 1997, 1996 and 1995, respectively.

TRADE ACCOUNTS AND NOTES RECEIVABLE. Trade accounts and notes receivable at December 28, 1997, and December 29, 1996, included notes of $6.4 million and $7.5 million, respectively.

INVENTORIES. Inventories are stated at the lower of cost or market and include the appropriate elements of material, labor and manufacturing overhead expenses. Cost is determined using the last-in, first-out ("LIFO") method for 13 percent of domestic inventories and the first-in, first-out ("FIFO") method for the balance of domestic and all foreign inventories.

PROPERTIES AND EQUIPMENT. Properties and equipment, including capitalized leases, are recorded at cost to the Company at date of acquisition and depreciated over either their estimated useful lives, ranging from 3 to 40 years, or lease terms, whichever is shorter, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes.

GOODWILL. Cost of investments in excess of net assets of businesses acquired after October 1970 is being amortized using the straight-line method over 40 years. The related amortization expense was $6.3 million, $2.5 million and $2.4 million for the fiscal years 1997, 1996 and 1995, respectively. At December 28, 1997, and December 29, 1996, accumulated amortization was $14.5 million and $8.0 million, respectively. After an acquisition, the Company continually reviews whether subsequent events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If events and circumstances indicate that goodwill related to a particular business should be reviewed for possible impairment, the Company uses projections to assess whether future operating income of the business on a non-discounted basis is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value (as determined by the same projections) is appropriate.

FINANCIAL INSTRUMENTS. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's participation in derivatives is limited primarily to interest-rate swap agreements and forward exchange contracts. The Company enters into interest-rate swap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. The difference between the fixed and floating rates, which is to be paid or received, is accrued as interest rates change and is recognized over the life of the swap agreements. The cash impacts of these instruments are included with the cash flows of the items to which they relate in the Consolidated Statement of Cash Flows.

REVENUE RECOGNITION. Revenue is recognized when goods are shipped to a customer.

INTEREST EXPENSE. Interest expense included in the Consolidated Statement of Income is related to debt covered under credit agreements, a former private placement of debt, senior subordinated debt, industrial development revenue bonds, capitalized lease obligations, and borrowings on domestic lines of credit and foreign lines of credit.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs related to both present and future products are expensed currently. Research and development expenditures for fiscal years 1997, 1996 and 1995 were $6.2 million, $5.6 million and $4.8 million, respectively.

ENVIRONMENTAL LIABILITIES. The Company's operations and products are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is the Company's policy to comply fully with all such applicable requirements. The Company may be subject to potential liabilities for the costs of environmental remediation at currently or previously owned or operated sites or sites to which it, or predecessor owners, transported materials.

It is the Company's policy to accrue for the estimated cost of environmental matters, on a non-discounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Such provisions and accruals exclude claims for recoveries from insurance carriers or other third parties. Such claims are recognized as receivables only if realization is probable.

FOREIGN CURRENCY TRANSLATION. The Company has foreign subsidiaries located in Italy, Germany, Austria, China and the United Kingdom. Foreign subsidiary income and expenses are translated into United States dollars at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date, and the related translation adjustments are accumulated as a separate component of shareholders' equity. As the Company intends to maintain its investments in these subsidiaries indefinitely, ultimate realization of these translation adjustments is highly uncertain. Foreign currency transaction gains and losses are minimal and are recorded in income as they occur.

TAXES. Federal and state income taxes are not provided on undistributed earnings of foreign subsidiaries that have been or are intended to be reinvested indefinitely.

EARNINGS PER SHARE. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share ("EPS") and is effective for periods ending after December 15, 1997. SFAS 128 required restatement of all prior-period earnings per share data presented. Accordingly, earnings per share data for all periods are presented in accordance with SFAS 128.

Under SFAS 128, Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NEW ACCOUNTING STANDARDS. In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income," ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income in financial statements and SFAS 131 expands certain reporting and disclosure requirements for segments from current standards. The Company is not required to adopt these Statements until 1998 and is currently reviewing the impact of these new Standards.

2. INVENTORIES
Inventories consisted of the following (in thousands):


                                                   DEC. 28, 1997  DEC. 29, 1996
-------------------------------------------------------------------------------
Finished goods                                           $28,564        $23,207
Work-in-process                                           13,891          9,052
Raw materials                                             32,895         20,271
-------------------------------------------------------------------------------
TOTAL INVENTORIES                                        $75,350        $52,530
-------------------------------------------------------------------------------


Approximately $7.0 million of total Company inventories were valued on the LIFO method in fiscal 1997 and 1996. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $4.1 million and $3.9 million higher at December 28, 1997, and December 29, 1996, respectively.

3. PROPERTIES AND EQUIPMENT
Properties and equipment consisted of assets owned and leased under capital lease arrangements as follows (in thousands):


                                                   DEC. 28, 1997  DEC. 29, 1996
-------------------------------------------------------------------------------
Owned:
 Land                                                   $  4,439       $  1,966
 Buildings and leasehold improvements                     50,132         28,521
 Machinery, fixtures and equipment                        76,556         54,564
 Accumulated depreciation and amortization               (49,044)       (43,000)
-------------------------------------------------------------------------------
 Owned, net                                               82,083         42,051
-------------------------------------------------------------------------------
Leased:
 Buildings and leasehold improvements                      5,270          5,141
 Machinery, fixtures and equipment                         1,231          1,121
 Accumulated depreciation and amortization                (1,822)        (1,654)
-------------------------------------------------------------------------------
 Leased, net                                               4,679          4,608
-------------------------------------------------------------------------------
PROPERTIES AND EQUIPMENT, NET                           $ 86,762       $ 46,659
-------------------------------------------------------------------------------


4. SHORT-TERM DEBT
Short-term debt (in thousands) at December 28, 1997, and December 29, 1996, was $3,305 and $6,115, respectively, and principally related to amounts owed under lines of credit. The weighted average interest rate based on short-term debt outstanding as of December 28, 1997, and December 29, 1996, was 7.2 percent and
6.1 percent, respectively. Average borrowings (in thousands) and the related weighted average interest rates were as follows:


                                                            1997           1996
-------------------------------------------------------------------------------
Bank and other borrowings                               $  4,524       $  4,888
Weighted average interest rate                               6.7%           6.4%
-------------------------------------------------------------------------------


The maximum aggregate short-term debt outstanding (in thousands) at the end of any month during fiscal years 1997 and 1996 was $12,333 and $11,109, respectively.

5. LINES OF CREDIT
The Company maintains various credit agreements which are used primarily to fund the Company's working capital needs. At December 28, 1997, these agreements (in thousands) included foreign and domestic lines of credit of $15,965 and $7,500, respectively. Lines of credit are reviewed annually, with amounts borrowed under lines of credit included in short-term debt.

At December 28, 1997, foreign and domestic lines of credit not in use were (in thousands) $15,606 and $4,554, respectively. Borrowings under these agreements are available at the prime rate or other prevailing market rates. There are no fees or compensating balance requirements on the lines of credit.

6. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):


                                                   DEC. 28, 1997  DEC. 29, 1996
-------------------------------------------------------------------------------
Payroll and employee benefits                            $19,494        $ 7,818
Current portion of product warranties                      9,583          6,673
Reserve for customer allowances                            4,740          4,264
Other current liabilities                                 35,720         14,535
-------------------------------------------------------------------------------
TOTAL ACCRUED EXPENSES                                   $69,537        $33,290
-------------------------------------------------------------------------------

7. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
Long-term debt and capitalized lease obligations consisted of the following (in thousands):


                                                   DEC. 28, 1997  DEC. 29, 1996
-------------------------------------------------------------------------------
FNBC Facility with floating interest rates;
  due 1998-2004                                         $230,591        $    --
Credit Agreement with floating interest rates;
  repaid prior to maturity in 1997                            --         35,473
11.43% private placement agreement; due 1997-1998,
  repaid prior to maturity in 1997                            --         20,000
8.625% Senior Subordinated debt; due 2007,
  net of discount                                         99,733             --
Allendale County Industrial Revenue Bonds with
  floating interest rate; due 2001                         9,250          9,250
Town of Covington Industrial Revenue Bonds with
  floating interest rate; due 2002 - 2006                  3,150          3,150
Isabella County Industrial Revenue Bonds with
  floating interest rate; due 1997 - 2003                    400            450
Foreign borrowings with various interest rates;
  due 1997 - 2011                                          2,435          2,047
Other domestic borrowings with various interest rates;
  due 1998 - 2012                                          1,420             --
Capital lease obligations with various interest rates;
  due 1997 - 2002                                            367            121
-------------------------------------------------------------------------------
    TOTAL                                               $347,346        $70,491
    Current portion                                       26,214         10,202
-------------------------------------------------------------------------------
    LONG-TERM PORTION                                   $321,132        $60,289
-------------------------------------------------------------------------------


In March of 1997, the Company financed the acquisition of Kysor, after giving effect to the divestiture of the Transportation Products Group and other acquisition related transactions, through a $415 million loan facility established between the Company, Scotsman Group and certain other subsidiaries and The First National Bank of Chicago as agent for the lenders (the "FNBC Facility"). The FNBC Facility originally consisted of a $150 million seven-year term loan and a $265 million seven-year reducing revolving loan facility, both with an initial interest rate of 1.375 percent above Eurocurrency rates. The interest rates on both facilities adjust based on a leverage ratio as defined in the FNBC Facility and vary between 0.5 percent to 1.50 percent above Eurocurrency rates. The revolving portion of the FNBC Facility reduces on December 31 in the respective years as follows: $10 million in 1998, and $15 million in each of 1999, 2000, 2001, 2002 and 2003, with the remaining amount outstanding payable on the loan termination date in March 2004. The FNBC Facility is guaranteed by Scotsman and certain of its subsidiaries and secured by a pledge of stock of certain subsidiaries of Scotsman, including, but not limited to, Scotsman Group Inc., The Delfield Company and Kysor Industrial Corporation.

The FNBC Facility required that a notional amount of $150 million be hedged to reduce interest rate exposure for three years. For information on the interest-rate swaps outstanding which were established in 1997 to comply with the requirement imposed by the FNBC Facility, see Note 10.

In addition to financing the Kysor acquisition, proceeds of the FNBC Facility were used to pay expenses associated with this acquisition and were used to repay existing long-term debt (as described below), including debt outstanding under a former $90.0 million reducing revolving credit agreement and the $20.0 million private placement agreement. This early repayment resulted in an after-tax loss of $633,000 which is presented in the accompanying income statement as an extraordinary loss.

In December 1997, the Company's wholly-owned subsidiary, Scotsman Group Inc. (the "Issuer"), issued $100 million of 8 5/8% Senior Subordinated Notes (the "Notes") which will mature on December 15, 2007. Net proceeds of the senior subordinated notes were used to repay $30 million of the term loan under the FNBC Facility as discussed above and also repay amounts owed under the revolving credit portion of the FNBC Facility. The Company has issued a guaranty of the Notes under which the Company, as primary obligor and not merely as a surety, has fully and unconditionally guaranteed on a senior subordinated basis the payment of the Notes when due and the due performance by the Issuer of its other obligations under the Indenture. See Note 16 regarding summary financial information of Scotsman Group Inc.

In April 1994, a $90 million reducing revolving credit agreement ("Credit Agreement") was established primarily to provide the financing for the cash consideration paid in connection with the acquisitions of Delfield and Whitlenge. Borrowings under this Credit Agreement were repaid in March of 1997 upon the issuance of the FNBC Facility which replaced the Credit Agreement.

As of December 28, 1997, interest rates under the FNBC Facility ranged from approximately 6.94 to 8.95 percent for Eurocurrency loans. Commitment fees on the FNBC Facility vary from 0.175 percent to 0.35 percent per annum on the unused portion.

The Allendale County Industrial Revenue Bonds are secured by a bank letter of credit for $9.6 million. The current cost of the commitment fee on the letter of credit ranges from 0.50 percent to 1.50 percent on outstanding principal and interest depending on the Company's leverage ratio as defined in the FNBC Facility. The interest rate applicable to the Allendale County Industrial Revenue Bonds was 4.25 percent and 4.21 percent at December 28, 1997, and December 29, 1996, respectively.

Delfield had two industrial revenue bonds outstanding which the Company assumed as of the acquisition in April 1994. One series was issued by the town of Covington, Tennessee and the other was issued by Isabella County, Michigan. The Town of Covington Industrial Revenue Bonds are secured by a building with a net book value of $4.4 million as of December 28, 1997. The Isabella County Industrial Revenue Bonds are secured by a building section with a net book value of $0.9 million as of December 28, 1997. The interest rates for these two industrial revenue bonds as of December 28, 1997, were 5.31 percent and 6.12 percent, respectively. The interest rates for these two industrial revenue bonds as of December 29, 1996, were 5.16 percent and 5.94 percent, respectively.

The Company also has various capital lease obligations which are collateralized by properties and equipment with a net book value of approximately $0.3 million.

The weighted average effective interest rate on the Company's total long-term debt was 7.7 percent and 7.5 percent at December 28, 1997, and December 29, 1996, respectively. Future required maturities of long-term debt and capital leases assuming letters of credit are outstanding at the same level as December 28, 1997, were as follows (in thousands):


-------------------------------------------------------------------------------
1998                                                                   $ 26,214
1999                                                                     15,764
2000                                                                     25,667
2001                                                                     21,917
2002                                                                     27,579
Thereafter                                                              230,205
-------------------------------------------------------------------------------
TOTAL                                                                  $347,346
-------------------------------------------------------------------------------


The agreement governing the FNBC Facility and other debt agreements include various financial covenants. The Company was in compliance with these covenants as of December 28, 1997. One of the covenants in the FNBC Facility has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. At December 28, 1997, consolidated stockholders' equity of the Company was $142.7 million. Under this covenant the amount of retained earnings that was restricted as of December 28, 1997 was $60.0 million. The Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends. Also, under a covenant included in the senior subordinated debt indenture, $69.3 million of retained earnings of the Company and its wholly-owned subsidiary Scotsman Group Inc. were restricted as of December 28, 1997.

8. OPERATING LEASES
The Company leases certain of its offices, buildings, and machinery and equipment for periods up to 10 years with various renewal options. Rental expense under operating leases was $4.1 million in 1997, $2.5 million in 1996 and $2.4 million in 1995.

Future minimum lease commitments under noncancelable operating leases with initial lease terms greater than one year at December 28, 1997, were as follows (in thousands):

-------------------------------------------------------------------------------
1998                                                                   $  1,863
1999                                                                      1,618
2000                                                                      1,652
2001                                                                      1,592
2002                                                                      1,490
Thereafter                                                                4,347
-------------------------------------------------------------------------------
TOTAL MINIMUM LEASE COMMITMENTS                                        $ 12,562
-------------------------------------------------------------------------------

9. EMPLOYEE BENEFIT PLANS
The Company sponsors defined benefit pension plans for certain salaried and hourly employees. Plans covering salaried employees provide benefits that are based on years of service and compensation. Plans covering hourly employees provide benefits of stated amounts for each year of service. The pension assets are invested in institutional mutual funds which contain both equities and fixed investments. The Company complies with funding requirements under the Employee Retirement Income Security Act.

For the fiscal year ended December 28, 1997, net periodic pension cost and the funded status of the Company's pension plans presented below includes information for the Kysor pension plans.

Net periodic pension cost included in the Consolidated Statement of Income was as follows (in thousands):

FOR THE FISCAL YEARS ENDED     DEC. 28, 1997    DEC. 29, 1996    DEC. 31, 1995
------------------------------------------------------------------------------
Service cost                        $  2,313         $  1,141           $  919
Interest cost                          2,536              790              667
Actual return on plan assets          (5,548)          (1,050)            (797)
Net amortization and deferral          2,941              519              365
------------------------------------------------------------------------------
NET PERIODIC PENSION COST           $  2,242         $  1,400           $1,154
------------------------------------------------------------------------------

The funded status of the Company's pension plans (in thousands), excluding the Italian and German pension plans, was as follows:


                                                                         DEC. 28, 1997                        DEC. 29, 1996
                                                                ------------------------------        -----------------------------
                                                                Plan Assets        Accumulated        Plan Assets       Accumulated
                                                                     Exceed           Benefits             Exceed          Benefits
                                                                Accumulated             Exceed        Accumulated            Exceed
                                                                   Benefits        Plan Assets           Benefits       Plan Assets
------------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
Vested benefits obligation                                        $ (23,343)         $ (17,688)          $ (4,425)         $ (4,435)
Non-vested benefits obligation                                       (2,031)            (1,344)              (419)             (586)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                      (25,374)           (19,032)            (4,844)           (5,021)
Effects of anticipated future
 compensation levels                                                 (5,335)            (3,242)            (1,838)             (612)
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                        (30,709)           (22,274)            (6,682)           (5,633)
Plan assets at fair value                                            38,646             11,753              5,115             3,771
------------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation
 (in excess of) or less than plan assets                              7,937            (10,521)            (1,567)           (1,862)
Unrecognized net asset                                                   --                 (7)                --                (9)
Unrecognized prior service cost                                          --              1,183                464               835
Unrecognized net (gain) or loss                                      (1,030)               272               (396)               74
Adjustment required to recognize
 minimum liability                                                       --               (393)                --              (344)
------------------------------------------------------------------------------------------------------------------------------------
 (ACCRUED) PREPAID PENSION COST                                   $   6,907          $  (9,466)          $ (1,499)         $ (1,306)
------------------------------------------------------------------------------------------------------------------------------------

Assumptions used in the actuarial computations were:

                                                            Dec. 28, 1997               Dec. 29, 1996               Dec. 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
Discount rate                                                  7.0 - 7.5%                 7.5 -  9.0%                 7.5 -  9.0%
Rate of increase in compensation levels                        4.0 - 5.0%                 4.0 -  7.0%                 4.0 -  7.0%
Expected long-term rate of return on assets                    8.0 - 8.5%                 8.5 - 10.0%                 8.5 - 10.0%
------------------------------------------------------------------------------------------------------------------------------------


The Company has pension plans covering employees in its Italian subsidiaries. These plans combine aspects of both government mandated and non-contributory plans. Total pension expense under these plans included in the Consolidated Statement of Income (in thousands) was $793, $895 and $888 in fiscal years 1997, 1996 and 1995, respectively. The unfunded liability for these plans included in the Consolidated Balance Sheet at December 28, 1997, and December 29, 1996, (in thousands) was $4,208 and $4,578, respectively.

The Company also sponsors defined contribution pension plans. Participation in one of these plans is available to substantially all domestic employees. Company contributions to these plans are based on either a percentage of employee contributions or a specified amount depending on the provisions of the plan. Total costs incurred under the plans were (in thousands) $661, $742 and $568 for fiscal years 1997, 1996 and 1995, respectively.

The Company maintains plans that provide certain health care benefits to certain employees retiring from the Company on or after attaining a certain age and who have rendered at least 10 years of service to the Company. These plans are unfunded. The Company reserves the right to change or terminate the benefits at any time.

For the year ended December 28, 1997, net periodic post-retirement benefit cost and the status of the plans includes information for the Kysor post-retirement benefit plans.

Net periodic post-retirement benefit cost for the fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995, included the following components (in thousands):

                                             DEC. 28, 1997  DEC. 29, 1996  DEC. 31, 1995
-----------------------------------------------------------------------------------------
Service cost on benefits earned                      $ 350          $ 146          $ 132
Interest cost on accumulated post-retirement
  benefit obligation                                   375            148            139
-----------------------------------------------------------------------------------------
NET PERIODIC POST-RETIREMENT BENEFIT COST            $ 725          $ 294          $ 271
-----------------------------------------------------------------------------------------


The following table sets forth the status of the plan, reconciled to the accrued post-retirement benefit cost recognized in the Company's balance sheet
(in thousands):



                                                   DEC. 28, 1997  DEC. 29, 1996
-------------------------------------------------------------------------------
ACCUMULATED POST-RETIREMENT BENEFIT OBLIGATION:
 Retirees                                              $   2,424      $     755
 Fully-eligible active plan participants                   1,216            171
 Other active plan participants                            2,838          1,110
-------------------------------------------------------------------------------
Total                                                  $   6,478      $   2,036
Unrecognized net (loss) gain                                (470)            64
-------------------------------------------------------------------------------
ACCRUED POST-RETIREMENT BENEFIT COST                   $   6,008      $   2,100
-------------------------------------------------------------------------------

Assumptions used in the actuarial computations were:
                                                            1997           1996
-------------------------------------------------------------------------------
Discount rate                                               7.0%           7.5%
Projected health care cost trend rates:
 Pre-65 benefits                                            8.0%           8.5%
 Post-65 benefits                                    6.85 - 8.0%           8.5%
Ultimate health care cost trend rates:
 Pre-65 benefits                                            5.0%           5.0%
 Post-65 benefits                                           5.0%           5.0%
-------------------------------------------------------------------------------


Increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated post-retirement benefit obligation by approximately (in thousands) $843 for 1997 and $360 for 1996, and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost by approximately (in thousands) $114 for 1997, $64 for 1996 and $57 for 1995.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
During 1994, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," ("SFAS 107") and Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"). These statements require certain disclosures about the fair value of financial instruments, including derivative financial instruments, for which it is practicable to estimate fair value.

The following methods and assumptions were used to estimate the fair market value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND TEMPORARY CASH INVESTMENTS. Temporary cash investments consist principally of investments in short-term, interest-bearing instruments. The carrying amount approximates fair market value.

TRADE ACCOUNTS AND NOTES RECEIVABLE AND PAYABLE. The carrying amount of the Company's trade accounts and notes receivable and payable approximates market value.

LONG-TERM DEBT. The carrying amount of most of the Company's long-term debt and the Company's short-term debt approximates market value since rates on those debt agreements are variable and are set periodically based on current rates during the year. An exception was the former private placement agreement which had a fixed interest rate of 11.43 percent. The fair value of the private placement agreement was estimated based on the current rates quoted to the Company for debt with the same maturities. Another exception would be the senior subordinated debt which was issued during December 1997. The fair value of the senior subordinated debt was its quoted market value to the Company.

LETTERS OF CREDIT. As collateral for the Company's industrial revenue bonds and for certain of its insurance programs, the Company had a total of $11.7 million of letters of credit outstanding as of December 28, 1997. The Company pays letter of credit fees to its bank group that range from 0.50 to 1.50 percent based upon the leverage ratio as defined in the FNBC Facility. It is the Company's opinion that the replacement costs for such letters of credit would not significantly vary from the present fee structure.

SWAP AGREEMENTS AND FORWARD CONTRACTS. Effective March 1997, the Company entered into two interest-rate swap agreements to reduce the impact of changes in interest rates on its domestic floating-rate, long-term debt. The interest-rate swap agreements had notional principal amounts of $50 million and $100 million, respectively. Interest payable was at a fixed rate of 6.245 percent and 6.4565 percent, for the $50 million and $100 million agreements, respectively. In return for both of these agreements, the Company will receive floating rate interest payments based on the three-month London Interbank Offered Rate. These agreements will expire in March 2000, but the $50 million interest-rate swap agreement is extendable for an additional two years at the option of the bank. These two swap agreements are accounted for as hedges. No material loss is anticipated due to nonperformance by counterparties to these agreements.

As of December 29, 1996, the Company had two interest-rate swap agreements outstanding that the Company entered into in 1994. These agreements matured or were repaid prior to maturity and were no longer outstanding as of December 28, 1997. Both of the interest-rate swap agreements had a notional principal amount of $10 million and interest payable was at a fixed rate of 5.64 percent and 6.33 percent, respectively. In return for both of these agreements, the Company received floating rate interest payments based on three-month London Interbank Offered Rate. These two swap agreements were accounted for as hedges.

The Company had a forward exchange contract outstanding as of December 29, 1996, to hedge exposure relating to an intercompany transaction.

The fair value of interest rate swaps and forward exchange contracts is the estimated amount that the Company would receive or pay to terminate the agreements as of the balance sheet date.

The estimated fair value of the Company's financial instruments which differ from their carrying amount at December 28, 1997, (in thousands) was as follows:


                                  CARRYING AMOUNT  FAIR VALUE
-------------------------------------------------------------
Liabilities:
Long-term debt                           $346,979    $347,496
Interest-rate swap agreements                  --       2,111
-------------------------------------------------------------

The estimated fair value of the Company's financial instruments which differ from their carrying amount at December 29, 1996, (in thousands) was as follows:

                                          CARRYING AMOUNT  FAIR VALUE
---------------------------------------------------------------------
Assets:
 Forward exchange contract                      $      --   $     229
Liabilities:
 Long-term debt                                    70,370      71,535
 Interest-rate swap agreements                         --          44
---------------------------------------------------------------------


11. INCOME TAXES
The components of the consolidated net deferred tax assets and liabilities as of December 28, 1997, and December 29, 1996, were as follows (in thousands):


                                                   DEC. 28, 1997  DEC. 29, 1996
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Warranty accruals                                       $  4,046       $  3,110
Severance accruals                                         4,685             --
Pensions                                                   4,937             --
Excise tax                                                 2,239             --
Receivable allowances                                      1,529            812
Inventory reserves                                         1,924            720
Accrual for post-retirement medical costs                  2,308            823
German net operating loss carryforwards                    2,210          3,562
Other                                                     16,261          4,784
--------------------------------------------------------------------------------
Deferred tax assets                                     $ 40,139       $ 13,811
Valuation allowance                                       (2,210)        (3,681)
--------------------------------------------------------------------------------
Deferred tax assets, net                                $ 37,929       $ 10,130
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
Properties and equipment                                $ (7,935)      $ (6,102)
Goodwill amortization                                     (1,751)        (1,611)
Pensions                                                  (3,179)            --
Other                                                     (3,201)        (1,419)
--------------------------------------------------------------------------------
Total                                                   $(16,066)      $ (9,132)
--------------------------------------------------------------------------------

The above deferred tax components are reflected in the accompanying balance sheets as follows (in thousands):

                                                   DEC. 28, 1997  DEC. 29, 1996
--------------------------------------------------------------------------------
Current portion of deferred tax asset                   $ 12,515       $  4,708
Noncurrent portion of deferred tax asset
 (included in other noncurrent assets)                    11,653             --
Noncurrent portion of deferred tax liability              (2,305)        (3,710)
--------------------------------------------------------------------------------


The valuation allowance as of December 28, 1997, includes $2.2 million to entirely offset the tax asset established for Hartek pre-acquisition net operating loss carry forwards which might not be realized due to the terms of the purchase agreement of Hartek (see Note 14) which requires substantial repayment to the seller if utilized and due to an unfavorable decision of the Supreme Tax Court in Germany which may result in such carry forwards being not utilizable by the Company. The German net operating loss carry forwards, if realized, will result in a reduction of goodwill and the benefit of utilizing the net operating loss carry forwards will not flow through the income statement.

The provision (benefit) for income taxes consisted of the following
(in thousands):

FOR THE FISCAL YEARS ENDED          DEC. 28, 1997  DEC. 29, 1996  DEC. 31, 1995
-------------------------------------------------------------------------------
State:
 Current                                 $  2,365       $    801       $  1,152
 Deferred                                    (971)            89            128
-------------------------------------------------------------------------------
                                            1,394            890          1,280
-------------------------------------------------------------------------------
Federal:
 Current                                 $  3,541       $  6,717       $  6,279
 Deferred                                   6,324            748            727
-------------------------------------------------------------------------------
                                            9,865          7,465          7,006
-------------------------------------------------------------------------------
Foreign:
 Current                                 $  6,096       $  7,407       $  3,605
 Deferred                                   1,287            687            829
-------------------------------------------------------------------------------
                                            7,383          8,094          4,434
-------------------------------------------------------------------------------
PROVISION FOR INCOME TAXES               $ 18,642       $ 16,449       $ 12,720
-------------------------------------------------------------------------------



Income before income taxes from foreign operations was $14.7 million in 1997, $15.7 million in 1996 and $8.9 million in 1995. The differences between the Company's effective tax rate and the statutory federal income tax rate were as follows:


FOR THE FISCAL YEARS ENDED          DEC. 28, 1997  DEC. 29, 1996  DEC. 31, 1995
-------------------------------------------------------------------------------
Statutory federal income tax rate            35.0%          35.0%          35.0%
Increase in rate resulting from:
 State and local income taxes, net
  of federal tax benefit                      2.5            1.7            2.9
 Foreign tax effect                           5.9            7.6            4.9
 Non-deductible goodwill                      5.3            2.0            2.3
 Other                                        0.9            0.7            0.1
-------------------------------------------------------------------------------
                                             49.6%          47.0%          45.2%
-------------------------------------------------------------------------------


In accordance with the Company's accounting policy, provision for U.S. income taxes has not been made on $24.7 million of undistributed earnings of foreign subsidiaries at December 28, 1997. The Company has provided income taxes on $14.2 million of earnings which were distributed to the Company in January 1998.

12. STOCK-BASED COMPENSATION PLANS
The Company has a long-term executive incentive program which provides for granting key employees options to purchase the Company's common stock. Under the program, options are exercisable at a rate set by the Compensation Committee of the Board of Directors of the Company. To date, options have been exercisable in cumulative annual increments of 25 percent commencing one year after the date of grant. The option price per share is not less than the fair market value of one share on the date of the grant. An option may not be exercisable after more than 10 years and one day from the date of the grant.

The Company also maintains the Non-Employee Directors Stock Option Plan. The plan provides for (a) an automatic award of options to purchase shares of the Company's common stock to non-employee directors as of the effective date of the plan, (b) automatic awards to non-employee directors who are elected or appointed to the Board of Directors after the effective date and (c) automatic annual awards thereafter. The options will vest 100 percent on the date preceding the first annual meeting of shareholders following the date of the grant of the options. The option price per share may not be less than the fair market value of one share on the date of the grant. An option may not be exercisable after more than 10 years and one day from the date of the grant.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  1997     1996     1995
------------------------------------------------------------------------
Net income:
 As reported                                   $18,286  $18,568  $15,408
 Pro forma                                     $17,845  $18,306  $15,281
Basic net income per share:
 As reported                                     $1.73    $1.89    $1.61
 Pro forma                                       $1.69    $1.86    $1.59
Diluted net income per share:
 As reported                                     $1.69    $1.73    $1.45
 Pro forma                                       $1.65    $1.71    $1.44
------------------------------------------------------------------------

A summary of the status of the Company's two stock option plans at December 28, 1997, December 29, 1996, and December 31, 1995, and changes during the years then ended is presented in the following table:

                                             1997                   1996                    1995
                                      ------------------     ------------------      ------------------
                                                Weighted               Weighted                Weighted
                                                 Average                Average                 Average
                                      Shares    Exercise     Shares    Exercise      Shares    Exercise
                                       (000)       Price      (000)       Price       (000)       Price
-------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         560         $13        525         $12         473         $10
Granted                                   98          27         92          18          79          18
Exercised                                (31)         11        (51)         10         (24)          9
Forfeited                                (13)         19         (6)         17          (3)         16
-------------------------------------------------------------------------------------------------------
Outstanding at end of year               614          15        560          13         525          12
-------------------------------------------------------------------------------------------------------
Exercisable at end of year               418          11        377          10         357          10
-------------------------------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year             $15.30                  $9.74                  $10.73
-------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 28, 1997:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           --------------------------------------------        ------------------------
                                             Weighted
                             Number           Average          Weighted          Number        Weighted
                           Outstanding       Remaining          Average        Exercisable      Average
Range of                   at 12/28/97      Contractual        Exercise        at 12/28/97     Exercise
Exercise Prices               (000)         Life (years)         Price            (000)          Price
-------------------------------------------------------------------------------------------------------
$ 7  to  $ 9                   203              2.8               $ 8              203             $ 8
$11  to  $15                   118              2.4               $12              118             $12
$16  to  $20                   198              7.2               $18               97             $18
$21  to  $27                    95              9.1               $27                -             $ -
-------------------------------------------------------------------------------------------------------
$ 7  to  $27                   614              3.9               $15              418             $11
-------------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively:


EXECUTIVE PLAN                                        1997          1996
------------------------------------------------------------------------
Risk-free interest rate                              6.49%         5.93%
Expected volatility                                 35.85%        36.60%
Expected dividend yield                              0.40%         0.60%
Expected life, in years                             10.01         10.01
------------------------------------------------------------------------


NON-EMPLOYEE DIRECTORS PLAN                           1997          1996
------------------------------------------------------------------------
Risk-free interest rate                              6.47%         6.86%
Expected volatility                                 35.59%        36.60%
Expected dividend yield                              0.40%         0.50%
Expected life, in years                             10.01         10.01
------------------------------------------------------------------------

The Company issued from treasury 4,874, 5,965 and 6,219 shares of common stock in fiscal years 1997, 1996 and 1995, respectively, as annual Board of Directors fees. Costs relating to these fees (in thousands) of $120, $120 and $129 were recorded in fiscal years 1997, 1996 and 1995, respectively.

13. ACQUISITION OF KYSOR
In March of 1997, the Company acquired Kysor Industrial Corporation ("Kysor"), a major manufacturer and marketer of refrigerated display cases, commercial refrigeration systems and insulated panels primarily serving the supermarket industry. The Company purchased Kysor's common and preferred stock for an aggregate purchase price of $311 million. Concurrent with the purchase, the Company sold Kysor's Transportation Products Group to a third party for an aggregate purchase price of $86 million plus assumption of certain liabilities. The Company retained possession of Kysor's Commercial Products Group. Goodwill relating to the acquisition of Kysor will be finalized by the end of the first quarter of 1998 and will be amortized for book purposes over 40 years using the straight-line method. The preliminary amount of goodwill recorded as of December 28, 1997 was $191.8 million. Also there was a goodwill amount of $12.6 million related to an investment which was recorded in other noncurrent assets in the balance sheet.

The purchase price was allocated principally to goodwill of $191.8 million, working capital of $44.8 million, property, plant and equipment of $38.7 million, severance and other Kysor employee related liabilities of $40.5 million, and deferred tax impacts of $17.5 million.

Kysor, headquartered in Cadillac, Michigan, reported total sales in 1996 of $381 million, of which $245 million related to commercial refrigeration products.

The accompanying unaudited condensed pro forma income statement information is presented to illustrate the effect of certain events on the historical income statement information of the Company as if the acquisition of Kysor had occurred as of the first day of the period presented. The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above.

The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.



(Amounts in thousands, except per-share data)                 Pro Forma (Unaudited)
TWELVE MONTHS ENDED                            DEC. 28, 1997          DEC. 29, 1996
-----------------------------------------------------------------------------------
Net sales                                           $610,422               $601,435
Net income before extraordinary loss                  16,893                 19,318
Net income                                            16,260                 19,318
Net income per share, diluted                       $   1.51               $   1.80
-----------------------------------------------------------------------------------

14. ACQUISITION OF HARTEK AND OTHER INVESTMENTS
The Company's Scotsman Group Inc. subsidiary acquired on December 31, 1995, the stock of Hartek Beverage Handling GmbH and the stock of Hartek Awagem Vertriebsges. m.b.H., a beverage dispensing manufacturer and a small distributor of Hartek and other products located in Radevormwald, Germany and Vienna, Austria, respectively (collectively, "Hartek"). Hartek had 1995 annual sales of approximately $24 million. The method of accounting used for the combination was the purchase method. The results of the Hartek businesses have been included in the income statements for the Company beginning on the date of acquisition, December 31, 1995. Hartek was acquired for an initial cost of $5.8 million, including acquisition costs. No shares of stock were or will be issued as a result of these acquisitions. The cash outlay was partially offset by cash on the books of Hartek at closing of $3.3 million. An initial amount of goodwill of $1.9 million was recorded as of December 29, 1996. The Company recorded an additional amount of goodwill of $0.6 million during 1997 related to additional payments made to the seller of Hartek for pre-purchase tax net operating losses utilized in the 1996 tax year. The amount of goodwill from this acquisition will be amortized for book purposes over 40 years using the straight-line method.

Under the terms of the agreement governing the purchase of the Hartek businesses, the Company is required to pay to the seller 75 percent of the actual amount of any tax saving realized by Hartek in respect of each of its financial years 1996 through 1998 through the use of the amount of any tax loss carry forward available to Hartek as of December 31, 1995, in reduction of taxable profits for those financial years 1996 through 1998. Per the purchase agreement, this additional consideration was not to exceed an amount of 2.2 million deutsche marks. During 1997, the Company paid 1.1 million deutsche marks ($0.6 million) to the former owner of Hartek related to the utilization of loss carry forwards utilized in the reduction of taxable profits for the 1996 financial year. Therefore only 1.1 million deutsche marks (or approximately $0.6 million) of potential additional consideration is remaining as of December 28, 1997. In addition, at the date of acquisition, Scotsman also assumed Hartek debt of approximately $6.4 million.

Pro forma unaudited 1995 net sales of the Company, as if Hartek were acquired on the first day of the fiscal year 1995, would have been $349 million. Pro forma information relating to net income and earnings per share has not been presented as the pro forma impact of those numbers on the Company's results was not material. Pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above.

In December of 1997, the Company's subsidiary, Scotsman Group Inc. acquired the remaining 40 percent interest in a former joint venture in China for a cash outlay of approximately $1.4 million. The results of operations of the China subsidiary are not material and therefore pro forma information has not been presented.

On December 16, 1997, the Company's subsidiary, Scotsman Drink Limited, acquired Homark Holdings Limited ("Homark"), a beverage dispensing business located in the United Kingdom, for a purchase price of approximately 3.3 million pounds sterling or approximately $5.6 million. Homark has annual sales of approximately $12 million. Pro forma information relating to sales, net income and earnings per share has not been presented as the pro forma impact of those numbers on the Company's results was not material.

15. GEOGRAPHIC INFORMATION
The Company's geographic data, based on the locations of operations are as follows (in thousands):


FOR THE FISCAL YEARS ENDED                   DEC. 28, 1997     DEC. 29, 1996     DEC. 31, 1995
----------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
  United States                                   $454,690          $235,302          $239,110
  Foreign                                          116,898           121,071            85,181
----------------------------------------------------------------------------------------------
  TOTAL                                           $571,588          $356,373          $324,291
----------------------------------------------------------------------------------------------
Operating profit:
  United States                                   $ 44,362          $ 24,248          $ 25,309
  Foreign                                           14,557            16,048             9,145
----------------------------------------------------------------------------------------------
  TOTAL                                           $ 58,919          $ 40,296          $ 34,454
----------------------------------------------------------------------------------------------
Identifiable assets:
  United States                                   $551,895          $181,259          $181,994
  Foreign                                          108,229           102,005            93,949
----------------------------------------------------------------------------------------------
  TOTAL                                           $660,124          $283,264          $275,943
----------------------------------------------------------------------------------------------

Export sales from the United States were less than 10 percent of consolidated net sales for all years presented.

16. SUMMARY FINANCIAL INFORMATION
The following is summarized financial information of Scotsman Group Inc., the Company's direct wholly-owned subsidiary, which issued $100 million aggregate principal amount of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). The Company has fully and unconditionally guaranteed the Senior Subordinated Notes.
Summarized Financial Information (in thousands):


FOR THE FISCAL YEARS ENDED          DEC. 28, 1997  DEC. 29, 1996  DEC. 31, 1995
-------------------------------------------------------------------------------
Current assets                        $   227,096    $   137,574    $   131,342
Noncurrent assets                         433,028        145,690        144,601
-------------------------------------------------------------------------------
Total assets                          $   660,124    $   283,264    $   275,943
-------------------------------------------------------------------------------
Current liabilities                   $   149,690    $    79,664    $    77,340
Noncurrent liabilities                    369,523         73,298         87,110
-------------------------------------------------------------------------------
Total liabilities                     $   519,213    $   152,962    $   164,450
-------------------------------------------------------------------------------

FOR THE FISCAL YEARS ENDED          DEC. 28, 1997  DEC. 29, 1996  DEC. 31, 1995
-------------------------------------------------------------------------------
Net sales                             $   571,588    $   356,373    $   324,291
Gross profit                              141,990         98,431         87,889
Income before extraordinary loss           19,041         18,679         15,525
Net income                            $    18,408    $    18,679    $    15,525
-------------------------------------------------------------------------------

The Company has not presented separate financial statements and other disclosure concerning Scotsman Group Inc. because the Company's management has determined that such information is not material to the holders of the Senior Subordinated Notes.

17. EARNINGS PER SHARE DISCLOSURE
Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.


FOR THE FISCAL YEAR ENDED: DEC. 28, 1997        INCOME
                                          IN THOUSANDS         SHARES  PER-SHARE
                                           (NUMERATOR)  (DENOMINATOR)     AMOUNT
--------------------------------------------------------------------------------
Income before extraordinary loss               $18,919
Less: preferred stock dividends                     --
Basic EPS
Income available to common stockholders        $18,919     10,554,984      $1.79
--------------------------------------------------------------------------------
Effect of Dilutive Securities:
 Common stock options                               --        248,277
 Convertible preferred stock                        --             --
 Contingent common stock                            --             --
--------------------------------------------------------------------------------
Diluted EPS
Income available to common stockholders
 and assumed conversions                       $18,919     10,803,261      $1.75
--------------------------------------------------------------------------------

FOR THE FISCAL YEAR ENDED: DEC. 29, 1996        INCOME
                                          IN THOUSANDS         SHARES  PER-SHARE
                                           (NUMERATOR)  (DENOMINATOR)     AMOUNT
--------------------------------------------------------------------------------
Income before extraordinary loss               $18,568
Less: preferred stock dividends                   (813)
Basic EPS
Income available to common stockholders        $17,755      9,398,016      $1.89
--------------------------------------------------------------------------------
Effect of Dilutive Securities:
 Common stock options                               --        203,406
 Convertible preferred stock                       813      1,107,457
 Contingent common stock                            --             --
--------------------------------------------------------------------------------
Diluted EPS
Income available to common stockholders
 and assumed conversions                       $18,568     10,708,879      $1.73
--------------------------------------------------------------------------------


FOR THE FISCAL YEAR ENDED: DEC. 31, 1995       INCOME
                                         IN THOUSANDS         SHARES  PER-SHARE
                                          (NUMERATOR)  (DENOMINATOR)     AMOUNT
-------------------------------------------------------------------------------
Income before extraordinary loss              $15,408
Less: preferred stock dividends                (1,240)
Basic EPS
Income available to common stockholders       $14,168      8,814,924      $1.61
-------------------------------------------------------------------------------
Effect of Dilutive Securities:
 Common stock options                              --        168,785
 Convertible preferred stock                    1,240      1,525,393
 Contingent common stock                           --        135,595
-------------------------------------------------------------------------------
Diluted EPS
Income available to common stockholders
 and assumed conversions                      $15,408     10,644,697      $1.45
-------------------------------------------------------------------------------


18. STOCK ACTIVITY
Common, preferred and treasury stock activities were as follows:


                                                              COMMON STOCK
NUMBER OF SHARES:                                 (NET OF TREASURY SHARES)  PREFERRED STOCK  TREASURY STOCK
------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                                       8,267,938        1,999,992         194,259
------------------------------------------------------------------------------------------------------------
 Issuance of deferred compensation                                   6,219               --          (6,219)
 Issuance of common stock relating to
   acquisition of Delfield and Whitlenge                           666,982               --              --
 Stock options exercised                                            23,835               --              --
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                     8,964,974        1,999,992         188,040
------------------------------------------------------------------------------------------------------------
 Issuance of deferred compensation                                   5,965               --          (5,965)
 Conversion of preferred stock into common stock                 1,525,386       (1,999,992)             --
 Stock options exercised                                            46,139               --           4,974
------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996                                    10,542,464               --         187,049
------------------------------------------------------------------------------------------------------------
 Issuance of deferred compensation                                   4,874               --          (4,874)
 Stock options exercised                                            21,259               --           9,718
------------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                                    10,568,597               --         191,893
------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF SCOTSMAN INDUSTRIES, INC.:
We have audited the accompanying consolidated balance sheet of Scotsman Industries, Inc. (a Delaware Corporation) and subsidiaries as of December 28, 1997, and December 29, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotsman Industries, Inc. and subsidiaries as of December 28, 1997, and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP



Arthur Andersen LLP
Chicago, Illinois
February 3, 1998

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements and related information have been prepared by management, which is responsible for the integrity and objectivity of that information. They have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's best estimates and judgments where appropriate. The financial information contained elsewhere in this annual report is consistent with that in the consolidated financial statements.

The Company maintains internal accounting control systems that are adequate to provide reasonable assurance that the assets are safeguarded from loss or unauthorized use. These systems produce records adequate for preparation of financial information.

Our independent public accountants, Arthur Andersen LLP, have audited the financial statements and have rendered an opinion as to the statements' fairness in all material respects in accordance with generally accepted accounting principles. During the audit they obtain an understanding of the Company's internal control systems, and perform tests and other procedures to the extent required by generally accepted auditing standards.

The Audit Committee of the Board of Directors, composed of directors who are not officers or employees of the Company, meets periodically with management and the independent public accountants on financial reporting matters. The independent public accountants have free access to meet with the Audit Committee, without the presence of management, to discuss their audit results and opinions on the quality of financial reporting.


/s/  Richard C. Osborne




Richard C. Osborne
Chairman of the Board,
President and Chief Executive Officer



/s/ Donald D. Holmes



Donald D. Holmes
Vice President - Finance and Secretary

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)
(Amounts in thousands, except per-share data)



                                                            FISCAL YEAR 1997
                                               --------------------------------------------
FOR THE THREE MONTHS ENDED                     DEC. 28,   SEPT. 28,    JUNE 29,    MAR. 30,
                                                   1997        1997        1997        1997
-------------------------------------------------------------------------------------------
Net sales                                      $140,059    $159,675    $173,777     $98,077
Cost of sales                                   109,314     119,527     128,311      72,446
-------------------------------------------------------------------------------------------
Gross profit                                     30,745      40,148      45,466      25,631
Selling and administrative expenses              19,622      22,346      24,979      16,124
-------------------------------------------------------------------------------------------
Income from operations                           11,123      17,802      20,487       9,507
Interest expense, net                             6,151       6,426       6,574       2,207
-------------------------------------------------------------------------------------------
Income before income taxes                        4,972      11,376      13,913       7,300
Income taxes                                      3,037       5,343       6,827       3,435
-------------------------------------------------------------------------------------------
Income before extraordinary loss                 $1,935      $6,033      $7,086      $3,865
Extraordinary loss                                   --          --          --        (633)
-------------------------------------------------------------------------------------------
Net income                                       $1,935      $6,033      $7,086      $3,232
-------------------------------------------------------------------------------------------
Basic earnings per share (a):
 Income before extraordinary loss                 $0.18       $0.57       $0.67       $0.37
 Extraordinary loss                                  --          --          --       (0.06)
-------------------------------------------------------------------------------------------
 Net income per common share                      $0.18       $0.57       $0.67       $0.31
-------------------------------------------------------------------------------------------
Diluted earnings per share (b):
 Income before extraordinary loss                 $0.18       $0.56       $0.66       $0.36
 Extraordinary loss                                  --          --          --       (0.06)
-------------------------------------------------------------------------------------------
 Net income per common share                      $0.18       $0.56       $0.66       $0.30
-------------------------------------------------------------------------------------------
Weighted average common shares
outstanding:
   Basic                                     10,566,637  10,558,231  10,550,977  10,544,095
   Diluted                                   10,801,118  10,813,359  10,830,127  10,795,445
-------------------------------------------------------------------------------------------


(a) Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

(b) Diluted earnings per common share includes options, warrants and convertible securities in the calculation.

(Unaudited)
(Amounts in thousands, except per-share data)



                                                             Fiscal year 1996
                                               --------------------------------------------
For The Three Months Ended                     Dec. 29,   Sept. 29,    June 30,    Mar. 31,
                                                   1996        1996        1996        1996
-------------------------------------------------------------------------------------------
Net sales                                       $73,653     $92,764    $104,423     $85,533
Cost of sales                                    55,692      66,558      73,562      62,130
-------------------------------------------------------------------------------------------
Gross profit                                     17,961      26,206      30,861      23,403
Selling and administrative expenses              13,063      14,195      15,854      15,023
-------------------------------------------------------------------------------------------
Income from operations                            4,898      12,011      15,007       8,380
Interest expense, net                             1,120       1,322       1,422       1,415
-------------------------------------------------------------------------------------------
Income before income taxes                        3,778      10,689      13,585       6,965
Income taxes                                      1,677       4,906       6,520       3,346
-------------------------------------------------------------------------------------------
Income before extraordinary loss                $ 2,101     $ 5,783     $ 7,065     $ 3,619
Extraordinary loss                                   --          --          --          --
-------------------------------------------------------------------------------------------
Net income                                      $ 2,101     $ 5,783     $ 7,065     $ 3,619
-------------------------------------------------------------------------------------------
Basic earnings per share (a):
 Income before extraordinary loss               $  0.20     $  0.60     $  0.75     $  0.37
 Extraordinary loss                                  --          --          --          --
-------------------------------------------------------------------------------------------
 Net income per common share                    $  0.20     $  0.60     $  0.75     $  0.37
-------------------------------------------------------------------------------------------
Diluted earnings per share (b):
 Income before extraordinary loss               $  0.20     $  0.54     $  0.66     $  0.34
 Extraordinary loss                                  --          --          --          --
-------------------------------------------------------------------------------------------
 Net income per common share                    $  0.20     $  0.54     $  0.66     $  0.34
-------------------------------------------------------------------------------------------
Weighted average common shares
 outstanding:
   Basic                                     10,253,885   9,259,504   9,113,489   8,965,187
   Diluted                                   10,760,208  10,713,995  10,695,790  10,665,543
-------------------------------------------------------------------------------------------


(a)Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

(b)Diluted earnings per common share includes options, warrants and convertible securities in the calculation.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in accountants or disagreements with accountants on accounting and financial disclosures during 1997.

PART III
-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained in "Information Regarding Nominees and Directors" and "Compliance with Section 16(a) of the Exchange Act" in the 1998 Proxy Statement is incorporated herein by reference. See also "Executive Officers of the Registrant," Part I, above.

ITEM 11. EXECUTIVE COMPENSATION
The information contained in the sections entitled "Executive Compensation," "Options and Stock Appreciation Rights," "Pension Plan," "Executive Compensation and Severance Agreements, Including Change of Control Provisions," and "Directors' Fees and Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information contained in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in the sections entitled "Executive Compensation," "Executive Compensation and Severance Agreements, Including Change of Control Provisions" and "Other Agreements" in the 1998 Proxy Statement is incorporated herein by reference.


PART IV
------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Scotsman Industries, Inc. and Subsidiaries are included in Item 8 of this report.

Consolidated Statement of Income for each of the three years ended December 28, 1997, December 29, 1996, and December 31, 1995.

Consolidated Balance Sheet as of December 28, 1997, and December 29, 1996.

Consolidated Statement of Cash Flows for each of the three years ended December 28, 1997, December 29, 1996, and December 31, 1995.

Consolidated Statement of Shareholders' Equity for each of the three years ended December 28, 1997, December 29, 1996, and December 31, 1995.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants.

Selected Quarterly Financial Data (Unaudited).

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULE
Scotsman Industries, Inc.
Schedule II - Valuation and Qualifying Accounts
(In thousands)

                                                                 Additions
                                                             ---------------------------
                                                 Balance at                      Charged                Balance
                                                  Beginning      Charged to     to Other              at End of
                                                  of Period  Costs/Expenses  Accounts(a)  Deductions     Period
---------------------------------------------------------------------------------------------------------------
1995 - Accounts Receivable Reserves                  $2,296          $  645       $  572      $(553)     $2,960
1996 - Accounts Receivable Reserves                  $2,960          $  435       $ (128)     $(489)     $2,778
1997 - Accounts Receivable Reserves                  $2,778          $1,126       $1,972      $(505)     $5,371
---------------------------------------------------------------------------------------------------------------


(a) Includes the foreign currency translation impact and also includes increases due to inclusion of the accounts receivable reserves of the acquired businesses as of the date of their acquisition by the Company.

(a)(3) LIST OF EXHIBITS
The following exhibits are filed as part of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk. Unless otherwise indicated, all documents incorporated by reference to prior filings have been filed under Commission File No. 1-10182.


Exhibit 2.1 Agreement and Plan of Merger, dated as of February 2, 1997, among the Company, K Acquisition Corp., and Kysor Industrial Corporation
             (incorporated herein by reference from Exhibit (c)(1) to the Company's Tender Offer Statement on Schedule 14D-1, filed with the
             Commission on February 7, 1997), as amended by the First Amendment to Agreement and Plan of Merger, dated as of March 7, 1997
             (incorporated herein by reference to the Company's 8-K, dated
             March 8, 1997).

Exhibit 2.2  Asset Purchase Agreement dated as of February 2, 1997, among
             Kuhlman Corporation, Transpro Group, Inc., Kysor Industrial
             Corporation, and certain subsidiaries of Kysor Industrial
             Corporation (incorporated herein by reference to Exhibit (c)(2) of the Company's Schedule 14D-1 filed with the Commission on February
             7, 1997).

Exhibit 2.3  Agreement for the Sale, Purchase and Assignment of the Entire Share
             Capital of Hartek Beverage Handling GmbH and Hartek Awagem
             Vertriebsges, m.b.H., dated December 31, 1995, among Hartek
             Beverage Handling B.V., Hartwall Bolagen AB, Scotsman Group Inc.
             and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1995).

Exhibit 2.4  Agreement and Plan of Merger, dated as of January 11, 1994, among
             Scotsman Industries, Inc., Scotsman Acquisition Corporation, DFC
             Holding Corporation, The Delfield Company, Onex Corporation,
             Onex DHC LLC, Pacific Mutual Life Insurance Co., PM Group Life
             Insurance Co., EJJM, Matthew O. Diggs, Jr., Timothy C. Collins,
             W. Joseph Manifold, Charles R. McCollom, Anita J. Moffatt Trust,
             Anita J. Moffatt, Remo Panella, Teddy F. Reed, Robert L. Schafer,
             Graham E. Tillotson, John A. Tilmann Trust, John A. Tilmann, Kevin
             E. McCrone, Michael P. McCrone, Ronald A. Anderson and Continental
             Bank N.A. (incorporated herein by reference to the Company's 8-K, dated January 13, 1994), as amended by the First Amendment thereto, dated as of March 17, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).


Exhibit 2.5   Share Acquisition Agreement, dated as of January 11, 1994, among
              Scotsman Industries, Inc., Whitlenge Acquisition Limited,
              Whitlenge Drink Equipment Limited, Timothy C. Collins, Graham F.
              Cook, Christopher R.L. Wheeler, Michael de St. Paer and John
              Rushton (incorporated herein by reference to the Company's 8-K, dated January 13, 1994), as amended by the First Amendment thereto, dated as of March 17, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January
              2, 1994).

Exhibit 3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 3.2 By-Laws of the Company, as amended (incorporated herein by reference to the Company's 8-K, dated June 21, 1991).

Exhibit 4     Rights Agreement dated as of April 14, 1989, between Scotsman
              Industries, Inc. and Harris Trust & Savings Bank (incorporated herein by reference to the Company's 8-K, dated April 25, 1989), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to Scotsman Industries, Inc. Amendment No. 4 to General Form for Registration of
              Securities on Form 10/A, as filed with the Commission on January
              27, 1994), Amendment 2 thereto, dated as of February 10,1998
              (incorporated herein by reference to the Company's 8-K, dated
              February 10, 1998), and Amendment 3 thereto, dated as of February
              11, 1998 (incorporated herein by reference to the Company's 8-K, dated February 10, 1998).

Exhibit 10.1  Reorganization and Distribution Agreement dated as of March 15,
              1989, by and among Household International, Inc., Eljer
              Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc.
              (incorporated herein by reference to the Company's 8-K,dated
              April 25, 1989).

Exhibit 10.2  Tax Sharing Agreement dated as of March 15, 1989, among Household
              International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and
              Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

Exhibit 10.3 Benefits and Labor Agreement dated as of March 15, 1989, among reference to the Company's 10-K for the fiscal year ended December
              31, 1989).

Exhibit 10.4 Credit Agreement dated March 12, 1997 (the "Credit Agreement"), among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein, and The First National
              Bank of Chicago, as Agent (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996), as amended by the first amendment thereto, dated March 24, 1997, the second amendment thereto dated June 30, 1997, and the third amendment thereto dated December 15, 1997.

Exhibit 10.5  Domestic Guaranty, dated as of March 12, 1997, entered into by
              Scotsman Industries, Inc., in favor of The First National Bank of
              Chicago, as agent, and the lenders named in the Credit Agreement
              (incorporated herein by reference to the Company's 10-Q for the quarter ended March 30, 1997).

Exhibit 10.6 Domestic Guaranty, dated as of March 12, 1997, in the form separately entered into by each of Scotsman Group Inc., Booth, Inc., DFC Holding Corporation, The Delfield Company and Kysor
              Industrial Corporation, in favor of The First National Bank of
              Chicago, as agent, and the lenders named in the Credit Agreement
              (incorporated herein by reference to the Company's 10-Q for the quarter ended March 30, 1997).



Exhibit 10.7 Foreign Guaranty, dated as of March 12, 1997, in the form separately entered into by each of Whitlenge Drink
                Equipment Limited, Scotsman Drink Limited, Frimont S.p.A.and
                Castel MAC S.p.A., in favor of The First National Bank of
                Chicago, as agent, and the lenders named in the Credit
                Agreement (incorporated herein by reference to the Company's
                10-Q for the quarter ended March 30, 1997).

Exhibit 10.8 Stock Pledge Agreements, dated as of December 15, 1997, between each of Scotsman Industries, Inc., Scotsman Group Inc., DFC
                Holding Corporation and Kysor Industrial Corporation, and The
                First National Bank of Chicago, as agent under the Credit
                Agreement.

Exhibit 10.9    Indenture, dated as of December 17, 1997, among Scotsman
                Industries, Inc., Scotsman Group Inc., and Harris Trust and
                Savings Bank, together with the form of 8 5/8% Senior
                Subordinated Notes Due 2007 issued by Scotsman Group Inc. under the Indenture.

Exhibit 10.10 Promissory Note in the principal amount of $15,000,000, made as of March 12, 1997, by Scotsman Group Inc. to Comerica Bank
                (incorporated by reference to the Company's 10-K for the fiscal year ended December 29, 1996), together with the related
                Reaffirmation of Guaranty and Consent, dated March 12, 1996, by
                Scotsman Industries, Inc. in favor of Comerica Bank, Guaranty
                Agreement, dated June 30, 1996, by Scotsman Industries, Inc. in favor of Comerica Bank (incorporated herein to the Company's
                10-Q, dated June 30, 1996) and Guaranty by Booth, Inc., DFC
                Holding Corporation, The Delfield Company and Kysor Industrial
                Corporation, dated March 12, 1997, in favor of Comerica Bank
                (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996).

Exhibit 10.11   Reimbursement Agreement, dated March 1, 1988, among Household
                Manufacturing, Inc., King-Seeley Thermos Co. and the National
                Westminster Bank PLC, as amended by the Amendments dated as of April 14, 1989, December 12, 1989, June 26, 1992,November 20,
                1992 and March 17, 1993, among Scotsman Group Inc., Scotsman
                Industries, Inc. and The Bank of Nova Scotia (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993), the Amendment dated April 29, 1994
                (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994), Amendment No. 7 thereto, dated
                March 12, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 29,1996), among Scotsman
                Group Inc., Scotsman Industries, Inc., The Bank of Nova Scotia and The First National Bank of Chicago.

Exhibit 10.12   ISDA Master Agreement, dated as of March 3, 1994, including the
                Schedule and Amended Confirmation (2) thereto, between The First
                National Bank of Chicago and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995), together with the related Confirmation of Interest Rate Swap Transactions, dated March 17, 1997, in the notional amounts of $100 million and $50 million, respectively (incorporated herein by reference to the Company's
                10-Q for the quarter ended March 30, 1997).

Exhibit 10.13*  Long-Term Executive Incentive Compensation Plan of Scotsman
                Industries, Inc., as amended February 10, 1998.

Exhibit 10.14*  Scotsman Industries, Inc. Executive Incentive Compensation
                Program, Plans AA, A-1 and A-2.

Exhibit 10.15* Scotsman Group Inc. Supplemental Tax Reduction Investment Plan, dated as of April 14, 1989 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 30, 1990).

Exhibit 10.16*  Non-Employee Directors Stock Option Plan, effective as of
                August 11, 1994 (incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-59397).

Exhibit 10.17*  Employment Agreement dated September 16, 1991, between Scotsman
                Group Inc. and Richard C. Osborne (incorporated herein by reference to the Company's 10-Q for the quarter ended September
                29, 1991).

Exhibit 10.18*  Employment Agreement dated September 16, 1991, between Scotsman
                Group Inc. and Emanuele Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                December 29, 1991).

Exhibit 10.19*  Employment Agreement dated September 16, 1991, between Scotsman
                Group Inc. and Donald D. Holmes (incorporated herein by reference to the Company's 10-Q for the quarter ended
                September 29, 1991).

Exhibit 10.20*  Employment Agreement dated October 17, 1996, between Scotsman
                Group Inc. and Michael de St. Paer (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                December 29, 1996).

Exhibit 10.21*  Service Agreement dated February 1, 1995, as amended by the
                Service  Agreement Addendum, dated January 31, 1997, between
                Hartek Beverage Handling GmbH and Ludwig H. Klein (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996), and further amended by the letter agreement dated October 20, 1997, from Richard C. Osborne to
                Ludwig H. Klein.

Exhibit 10.22* Executive Severance Agreement dated as of September 16, 1991, between Richard C. Osborne and Scotsman Group Inc.(incorporated herein by reference to the Company's 10-Q for the quarter ended
                September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2,
                1994).

Exhibit 10.23* Executive Severance Agreement dated as of September 16, 1991, between Emanuele Lanzani and Frimont S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                January 2, 1994).

Exhibit 10.24* Executive Severance Agreement dated as of September 16, 1991, between Donald D. Holmes and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended
                September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994, between Donald D. Holmes and
                Scotsman Group Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.25*  Retirement Program for Emanuele Lanzani of Frimont, S.p.A.,
                Subsidiary of King-Seeley Thermos Co. dated July 25, 1984
                (incorpo rated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.26   Agreement dated March 27, 1981, by and between Emanuele
                Lanzani and King-Seeley Thermos Co. and Frimont, S.p.A.
                (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989), as amended by the Amendment dated March 20, 1990 (incorporated herein by reference to the Company's 10-Q for the quarter ended September
                30, 1990).

Exhibit 10.27 Industrial Building Lease Agreement dated September 21, 1988, by and between American National Bank and Trust Company of Chicago, as Trustee under Trust Agreement No. 64661 dated June
                17, 1985, and Household Manufacturing, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.28 Lease Agreement, dated as of April 16, 1993, by and between the Western and Southern Life Insurance Company and Booth, Inc.
               together with the related Guaranty by Scotsman Group Inc. dated as of April 8, 1993 (incorporated herein by reference to the Company's 10-Q for the quarter ended October 2, 1993), as amended by First Amendment to the Lease Agreement, dated October
               27, 1993, (incorporated herein by reference to the Company's
               10-K for the fiscal year ended January 1, 1995) and Second
               Amendment to the Lease Agreement, dated December 3, 1993,
               (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995).

Exhibit 21     List of Subsidiaries.

Exhibit 23     Consent of Arthur Andersen LLP.

Exhibit 27     Article 5 Financial Data Schedule for the Fiscal Year Ended
               December 28, 1997.

Exhibit 99     Cautionary Statements.


Copies of the exhibits referred to above will be furnished to shareholders upon written request at a cost of 15 cents per page. Requests should be made to Scotsman Industries, Inc., 820 Forest Edge Drive, Vernon Hills, Illinois 60061,
Attention: Donald D. Holmes, Secretary.

(b) REPORTS ON FORM 8-K
During the quarter ended December 28, 1997, Scotsman filed reports on Form 8-K, dated September 29, 1997, October 22, 1997, November 25, 1997, and December 17, 1997, reporting under Items 5 and 7, Items 5 and 7, Item 7, and Items 5 and 7, respectively. No financial statements were filed with any of these reports.

(c) EXHIBITS
The exhibits required under this Item 14(c) are filed as a separate section of this report.

(d) FINANCIAL STATEMENT SCHEDULES
See Item 14 (a) (2), above

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: MARCH 17, 1998         SCOTSMAN INDUSTRIES, INC.
                              BY: /s/   R. C. Osborne
                                  --------------------------------------
                                  R.C. Osborne, Chairman of the Board,
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Scotsman and in the capacities and on the dates indicated.


 Signature                       Title                          Date
--------------------------------------------------------------------------------
 /s/ R. C. Osborne        ,
 -------------------------   Chairman of the Board, President,  March 17, 1998
     (R.C. Osborne)          Chief Executive Officer and
                             Director(Principal Executive
                             Officer)

 /s/ D. C. Clark          ,
 -------------------------   Director                           March 17, 1998
     (D.C. Clark)

 /s/ F. W. Considine      ,
 -------------------------   Director                           March 17, 1998
     (F. W. Considine)

 /s/ G. D. Kennedy        ,
 -------------------------   Director                           March 17, 1998
     (G. D. Kennedy)

 /s/ R. G. Rettig         ,
 -------------------------   Director                           March 17, 1998
     (R. G. Rettig)

 /s/  R. L. Thomas        ,
 -------------------------   Director                           March 17, 1998
     (R. L. Thomas)

 /s/  D. D. Holmes        ,
 -------------------------   Vice President - Finance           March 17, 1998
     (D.D. Holmes)           and Secretary(Principal Financial
                             and Accounting Officer)

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

       2.2        Asset Purchase Agreement dated as of February 2, 1997, among
                  Kuhlman Corporation, Transpro Group, Inc., Kysor Industrial
                  Corporation, and certain subsidiaries of Kysor Industrial
                  Corporation (incorporated herein by reference to Exhibit
                  (c)(2) of the Company's Schedule 14D-1 filed with the Commission on February 7, 1997).

       2.3        Agreement for the Sale, Purchase and Assignment of the Entire
                  Share Capital of Hartek Beverage Handling GmbH and Hartek
                  Awagem Vertriebsges, m.b.H., dated December 31, 1995, among
                  Hartek Beverage Handling B.V., Hartwall Bolagen AB, Scotsman
                  Group Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                  December 31, 1995).

       2.4 Agreement and Plan of Merger, dated as of January 11, 1994, among Scotsman Industries, Inc., Scotsman Acquisition
                  Corporation, DFC Holding Corporation, The Delfield Company,
                  Onex Corporation, Onex DHC LLC, Pacific Mutual Life Insurance
                  Co., PM Group Life Insurance Co., EJJM, Matthew O. Diggs, Jr.,
                  Timothy C. Collins, W. Joseph Manifold, Charles R. McCollom,
                  Anita J. Moffatt Trust, Anita J. Moffatt, Remo Panella, Teddy
                  F. Reed, Robert L. Schafer, Graham E. Tillotson, John A.
                  Tilmann Trust, John A. Tilmann, Kevin E. McCrone, Michael P.
                  McCrone, Ronald A. Anderson and Continental Bank N.A.
                  (incorporated herein by reference to the Company's 8-K, dated
                  January 13, 1994), as amended by the First Amendment thereto, dated as of March 17, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2,
                  1994).

       2.5 Share Acquisition Agreement, dated as of January 11, 1994, among Scotsman Industries, Inc., Whitlenge Acquisition
                  Limited, Whitlenge Drink Equipment Limited, Timothy C.
                  Collins, Graham F. Cook, Christopher R.L. Wheeler, Michael de
                  St. Paer and John Rushton (incorporated herein by reference to the Company's 8-K, dated January 13, 1994), as amended by the First Amendment thereto, dated as of March 17, 1994
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

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

        4         Rights Agreement dated as of April 14, 1989 between Scotsman
                  Industries, Inc. and Harris Trust & Savings Bank (incorporated herein by reference to the Company's 8-K, dated April 25,
                  1989), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to Scotsman
                  Industries, Inc. Amendment No. 4 to General Form for
                  Registration of Securities on Form 10/A, as filed with the Commission on January 27, 1994), Amendment 2 thereto, dated as of February 10, 1998 (incorporated herein by reference to the Company's 8-K, dated February 10, 1998), and Amendment 3 thereto, dated as of February 11, 1998 (incorporated herein by reference to the Company's 8-K, dated February 10, 1998).

      10.1        Reorganization and Distribution Agreement dated as of March
                  15, 1989, by and among Household International, Inc., Eljer
                  Industries, Inc., Schwitzer, Inc. and Scotsman Industries,
                  Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

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

      10.4        Credit Agreement dated March 12, 1997 (the "Credit
                  Agreement"), among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein, and The First National Bank of Chicago, as Agent (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996), as amended by the first amendment thereto, dated March 24, 1997, the second amendment thereto dated June 30, 1997, and the third amendment thereto dated
                  December 15, 1997.

      10.5 Domestic Guaranty, dated as of March 12, 1997, entered into by Scotsman Industries, Inc., in favor of The First National Bank of Chicago, as agent, and the lenders named in the Credit
                  Agreement (incorporated herein by reference to the Company's
                  10-Q for the quarter ended March 30, 1997).

      10.6 Domestic Guaranty, dated as of March 12, 1997, in the form separately entered into by each of Scotsman Group Inc., Booth, Inc., DFC Holding Corporation, The Delfield Company and Kysor
                  Industrial Corporation, in favor of The First National Bank of
                  Chicago, as agent, and the lenders named in the Credit
                  Agreement (incorporated herein by reference to the Company's
                  10-Q for the quarter ended March 30, 1997).



     Exhibit                                                                    Page Number
     Number                       Description(1)                                of Exhibit
     ------                       -----------                                    ----------

      10.7 Foreign Guaranty, dated as of March 12, 1997, in the form separately entered into by each of Whitlenge Drink Equipment
                  Limited, Scotsman Drink Limited, Frimont S.p.A. and Castel MAC
                  S.p.A., in favor of The First National Bank of Chicago, as agent, and the lenders named in the Credit Agreement
                  (incorporated herein by reference to the Company's 10-Q for the quarter ended March 30, 1997).

      10.8 Stock Pledge Agreements, dated as of December 15, 1997, between each of Scotsman Industries, Inc., Scotsman Group
                  Inc., DFC Holding Corporation and Kysor Industrial
                  Corporation, and the First National Bank of Chicago, as agent under the Credit Agreement.

      10.9        Indenture, dated as of December 17, 1997, among Scotsman
                  Industries, Inc., Scotsman Group, Inc., and Harris Trust and
                  Savings Bank, together with the form of 8 5/8% Senior
                  Subordinated Notes Due 2007 issued by Scotsman Group Inc.
                  under the Indenture.

      10.10 Promissory Note in the principal amount of $15,000,000, made as of March 12, 1997 by Scotsman Group Inc. to Comerica Bank
                  (incorporated by reference to the Company's 10-K for the fiscal year ended December 29, 1996), together with the related Reaffirmation of Guaranty and Consent, dated March 12,
                  1996, by Scotsman Industries, Inc. in favor of Comerica Bank,
                  Guaranty Agreement, dated June 30, 1996, by Scotsman
                  Industries, Inc. in favor of Comerica Bank (incorporated herein to the Company's 10-Q, dated June 30, 1996) and Guaranty by Booth, Inc., DFC Holding Corporation, The Delfield
                  Company and Kysor Industrial Corporation, dated March 12,
                  1997, in favor of Comerica Bank (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                  December 29, 1996).

      10.11       Reimbursement Agreement, dated March 1, 1988, among Household
                  Manufacturing, Inc., King-Seeley Thermos Co. and the National
                  Westminster Bank PLC, as amended by the Amendments dated as of April 14, 1989, December 12, 1989, June 26, 1992, November 20,
                  1992, March 17, 1993, among Scotsman Group Inc., Scotsman
                  Industries, Inc. and The Bank of Nova Scotia (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993), the Amendment dated April 29, 1994
                  (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994) , Amendment No. 7 thereto, dated March 12, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 29, 1996), among Scotsman Group Inc., Scotsman Industries, Inc., The Bank of Nova Scotia and The First National Bank of Chicago.



     Exhibit                                                                    Page Number
     Number                       Description(1)                                of Exhibit
     ------                       -----------                                    ----------
      10.12       ISDA Master Agreement, dated as of March 3, 1994, including the Schedule and Amended Confirmation (2) thereto, between The
                  First National Bank of Chicago and Scotsman Group Inc.
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995), together with the
                  related Confirmation of Interest Rate Swap Transactions, dated
                  March 17, 1997, in the notional amounts of $100 million and
                  $50 million, respectively (incorporated herein by reference to the Company's 10-Q for the quarter ended March 30, 1997).

      10.13       Long-Term Executive Incentive Compensation Plan of Scotsman
                  Industries, Inc., as amended February 10, 1998.

      10.14       Scotsman Industries, Inc. Executive Incentive Compensation
                  Program, Plans AA, A-1 and A-2.

      10.15       Scotsman Group Inc. Supplemental Tax Reduction Investment
                  Plan, dated as of April 14, 1989 (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                  December 30, 1990).

      10.16       Non-Employee Directors Stock Option Plan, effective as of
                  August 11, 1994 (incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-59397).

      10.17       Employment Agreement dated September 16, 1991 between Scotsman
                  Group Inc. and Richard C. Osborne (incorporated herein by reference to the Company's 10-Q for the quarter ended
                  September 29, 1991).

      10.18       Employment Agreement dated September 16, 1991 between Scotsman
                  Group Inc. and Emanuele Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                  December 29, 1991).

      10.19       Employment Agreement dated September 16, 1991 between Scotsman
                  Group Inc. and Donald D. Holmes (incorporated herein by reference to the Company's 10-Q for the quarter ended
                  September 29, 1991).

      10.20       Employment Agreement dated October 17, 1996 between Scotsman
                  Group Inc. and Michael de St. Paer (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                  December 29, 1996).

      10.21       Service Agreement dated February 1, 1995, as amended by the
                  Service Agreement Addendum, dated January 31, 1997, between
                  Hartek Beverage Handling GmbH and Ludwig H. Klein
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996), and further amended by the letter agreement dated October 20, 1997, from Richard
                  C. Osborne to Ludwig H. Klein.

      10.22 Executive Severance Agreement dated as of September 16, 1991 between Richard C. Osborne and Scotsman Group Inc.
                  (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment
                  No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).



     Exhibit                                                                    Page Number
     Number                       Description(1)                                of Exhibit
     ------                       -----------                                    ----------

      10.23 Executive Severance Agreement dated as of September 16, 1991 between Emanuele Lanzani and Frimont S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                  January 2, 1994).

      10.24 Executive Severance Agreement dated as of September 16, 1991 between Donald D. Holmes and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994, between Donald D.
                  Holmes and Scotsman Group Inc (incorporated herein by reference to the Company's 10-K for the fiscal year ended
                  January 2, 1994).

      10.25       Retirement Program for Emanuele Lanzani of Frimont, S.p.A.,
                  Subsidiary of King-Seeley Thermos Co. dated July 25, 1984
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

      10.26       Agreement dated March 27, 1981, by and between Emanuele
                  Lanzani and King-Seeley Thermos Co. and Frimont, S.p.A.
                  (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989), as amended by the Amendment dated March 20, 1990 (incorporated herein by reference to the Company's 10-Q for the quarter ended
                  September 30, 1990).

      10.27 Industrial Building Lease Agreement dated September 21, 1988 by and between American National Bank and Trust Company of Chicago, as Trustee under Trust Agreement No. 64661 dated June
                  17, 1985, and Household Manufacturing, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

      10.28 Lease Agreement, dated as of April 16, 1993, by and between the Western and Southern Life Insurance Company and Booth,
                  Inc. together with the related Guaranty by Scotsman Group Inc.
                  dated as of April 8, 1993 (incorporated herein by reference to the Company's 10-Q for the quarter ended October 2, 1993), as amended by First Amendment to the Lease Agreement, dated
                  October 27, 1993, (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995) and Second Amendment to the Lease Agreement, dated December 3,
                  1993, (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995).

       21         List of Subsidiaries.

       23         Consent of Arthur Andersen LLP.

       27         Article 5 Financial Data Schedule for the Fiscal Year Ended
                  December 28, 1997.

       99         Cautionary Statements.
-------------------

(1) Unless otherwise indicated, all documents incorporated herein by reference to prior filings have been incorporated by reference to filings made under Commission File No 1-10182.