Form 10-Q
period 1998-04-05
SCOTSMAN INDUSTRIES INC
filed 1998-05-20
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                         FORM 10-Q

       [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the Quarterly Period Ended
                                       April 5, 1998



       [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                                        Commission file number  1-10182
                                                                -------

                          Scotsman Industries, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        Delaware                           36-3635892
    ------------------------      -----------------------------------
    (State of Incorporation)     (I.R.S. Employer Identification No.)

    820 Forest Edge Drive, Vernon Hills, Illinois        60061
    ----------------------------------------------------------
    (Address of principal executive offices)        (Zip code)

    Registrant's telephone number, including area code: (847) 215-4500
                                                         -------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  x            No
              ___                 ___

    At MAY 15, 1998 there were 10,595,415 shares of registrant's common stock outstanding.





                                 SCOTSMAN INDUSTRIES, INC.

                                         FORM 10-Q

                                       APRIL 5, 1998


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

                                                For the Three
                                                Months Ended
                                            ________________________
                                          Apr. 5,         Mar. 30,
                                          1998(i)         1997(i)
                                          -------         -------

     Net sales                           $152,215        $ 98,077

     Cost of sales                        115,094          72,446
                                          -------          ------
             Gross profit                $ 37,121        $ 25,631

     Selling and administrative expenses   24,233          16,124
                                          -------          ------
     Income from operations              $ 12,888        $  9,507

     Interest expense, net                  7,206           2,207
                                          -------          ------
     Income before income taxes          $  5,682        $  7,300

     Income taxes                           3,342           3,435
                                          -------          ------

     Income before extraordinary loss    $  2,340        $  3,865
     Extraordinary loss (net of
       income taxes of $422)                    -            (633)
                                          -------          ------

     Net income                          $  2,340        $  3,232
                                          =======          ======


     Basic EPS (ii):

     Income before extraordinary loss    $   0.22        $   0.37

     Extraordinary loss                         -           (0.06)
                                            -------         ------

     Net income per common share         $   0.22        $   0.31
                                            =======         ======

     Diluted EPS (iii):

     Income before extraordinary loss    $   0.22        $   0.36

     Extraordinary loss                         -           (0.06)
                                           -------          ------
     Net income per common share         $   0.22        $   0.30
                                           =======          ======

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements


   CONDENSED STATEMENT OF INCOME - continued


   (i) The Company reports on a 52-53 week fiscal year ending on the Sunday nearest to December 31. Fiscal year 1998 will have 53 weeks and the quarter ended April 5, 1998 is a 14 week period. Fiscal year 1997 had 52 weeks and the quarter ended March 30, 1997 was a 13 week period.

   (ii) BASIC: 'Basic' earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding:
             10,575,923 and 10,544,095 for the three months ended April 5, 1998, and March 30, 1997, respectively. This replaces 'primary' earnings per share, which included common stock equivalents in the calculation. The prior year per share amounts are restated to reflect the current presentation.

   (iii) DILUTED: 'Diluted' net income per share includes options, warrants and convertible securities in the calculation. The total number of shares used in the fully-diluted calculation for the three months ended April 5, 1998, and March 30, 1997, were 10,831,973 and 10,795,445, respectively.




   See notes to unaudited condensed financial statements.


                                                    SCOTSMAN INDUSTRIES, INC.
                                                     CONDENSED BALANCE SHEET
                                                          (IN THOUSANDS)
                                                        Apr. 5,         Dec. 28,
                    A S S E T S                           1998             1997
                                                        -------          --------
                                                       (unaudited)
     CURRENT ASSETS:
          Cash and temporary cash investments          $ 13,105        $ 24,085
          Trade accounts receivable, net of
            reserves of $5,316 and $5,371               108,150         102,880
          Inventories                                    82,393          75,350
          Deferred income taxes                          12,516          12,515
          Other current assets                           10,838          12,266
                                                        -------         -------
                      Total current assets             $227,002        $227,096

     PROPERTIES AND EQUIPMENT, net of
          accumulated depreciation of $54,264
          and $50,866                                    86,988          86,762

     GOODWILL, net                                      289,361         281,855

     DEFERRED INCOME TAXES                               11,991          11,653

     OTHER NONCURRENT ASSETS                             47,315          52,758
                                                        -------         -------
                                                       $662,657        $660,124
                                                        =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Short-term debt and current maturities
           of long-term debt and capitalized
           lease obligations                           $ 34,033        $ 29,519
          Trade accounts payable                         50,656          44,889
          Accrued income taxes                           12,535           4,002
          Accrued expenses                               63,345          69,537
                                                        -------         -------
                Total current liabilities              $160,569        $147,947

     LONG-TERM DEBT AND CAPITALIZED LEASE
        OBLIGATIONS                                     311,967         321,132

     DEFERRED INCOME TAXES                                2,242           2,305

     OTHER NONCURRENT LIABILITIES                        45,175          46,086
                                                        -------         -------
                Total liabilities                      $519,953        $517,470
                                                        =======         =======










     SHAREHOLDERS' EQUITY:
           Common stock, $.10 par value                $  1,078        $  1,076
           Additional paid in capital                    74,016          73,639
           Retained earnings                             81,341          79,266
           Accumulated other comprehensive income       (12,019)         (9,615)
           Less:  Common stock held in treasury          (1,712)         (1,712)
                                                        -------         -------
                   Total Shareholders' Equity          $142,704        $142,654
                                                        -------         -------
                                                       $662,657        $660,124
                                                        =======         =======

     See notes to unaudited condensed financial statements.




                                               SCOTSMAN INDUSTRIES, INC.
                                           CONDENSED STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)
                                                     (IN THOUSANDS)
                                                                 For the Three
                                                              Months Ended
                                                            -----------------------
                                                             Apr. 5,      Mar. 30,
                                                               1998         1997
                                                              -------       -------
     CASH FLOW FROM OPERATING ACTIVITIES:
          Net income                                       $  2,340     $   3,232
          Adjustments to reconcile net income to
           net cash provided by operating activities-
            Depreciation and amortization                     4,901         2,922
          Change in assets and liabilities-
             Trade accounts receivable                       (4,829)      (10,579)
             Inventories                                     (6,414)       (3,290)
             Trade accounts payable and other
              liabilities                                       213        (1,940)
             Other, net                                         901           734
                                                             -------       -------
          Net cash provided by operating
            activities                                     $ (2,888)    $  (8,921)
                                                             -------       -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in properties and equipment           $ (2,200)    $  (1,836)
          Proceeds from disposal of property,
           plant and equipment                                   42             5
          Acquisition of Kysor Industrial Corp.                   -      (262,189)
                                                             -------       -------
          Net cash used in investing activities            $( 2,158)    $(264,020)
                                                             -------       -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments under long-term debt
            and capitalized lease obligations              $(24,217)    $ (56,816)
          Issuance of long-term debt                         15,228       326,491
          Dividends paid to shareholders                       (265)         (264)
          Short-term debt, net                                4,290         6,236
                                                             -------      --------
          Net cash provided by (used in)
           financing activities                            $ (4,964)    $ 275,647
                                                             -------       -------

          Effect of exchange rate changes on cash
           and temporary cash investments                      (970)       (1,133)

     NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS   $(10,980)    $   1,573

     CASH AND TEMPORARY CASH INVESTMENTS, beginning
          of period                                          24,085        16,501


     CASH AND TEMPORARY CASH INVESTMENTS,                   -------       --------
          end of period                                    $ 13,105     $  18,074
                                                             =======      ========



     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
         Interest                                          $  7,410     $   2,779
                                                             =======      ========
         Income taxes                                      $  1,703     $     329
                                                             =======      ========

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES:
      Investment in properties and equipment through
         issuance of capitalized lease obligations         $   (163)    $    (418)
                                                             =======      ========

     See notes to unaudited condensed financial statements.



                          SCOTSMAN INDUSTRIES, INC.

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS




   (1) BASIS OF PRESENTATION:

   The condensed consolidated financial statements include the accounts of Scotsman Industries, Inc. and its consolidated subsidiaries (the "Company").

   All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended December 28, 1997, appearing in the Company's 1997 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Annual Report.

   (2) INVENTORIES:

   Inventories consisted of the following (in thousands):

                                            Apr. 5,         Dec. 28,
                                              1998            1997
                                             ------         --------

              Finished goods                 $33,233         $28,564
              Work-in-process                 15,235          13,891
              Raw materials                   33,925          32,895
                                              ------          ------
                 Total inventories           $82,393         $75,350
                                              ======          ======

   (3)  ACQUISITION OF KYSOR:


   In March of 1997, the Company acquired Kysor Industrial Corporation ("Kysor"), a major manufacturer and marketer of refrigerated display cases, commercial refrigeration systems and insulated panels primarily serving the supermarket industry. The Company purchased Kysor's common and preferred stock for an aggregate purchase price of $311
   million.   Concurrent with the purchase, the Company sold Kysor's
   Transportation Products Group to a third party for an aggregate purchase price of $86 million plus assumption of certain liabilities. The Company retained possession of Kysor's Commercial Products Group. Goodwill relating to the acquisition of Kysor was $196.8 million, which is being amortized for book purposes over 40 years using the straight-line method. In addition, there was a goodwill amount of $12.6 million related to an investment which was recorded in other noncurrent assets in the balance sheet.

   The purchase price was allocated principally to goodwill of $196.8 million, working capital of $44.8 million, property, plant and equipment of $36.4 million, severance and other Kysor employee related liabilities of $43.7 million, and deferred tax impacts of $17.5 million.

   Kysor reported total sales in 1996 of $381 million, of which $245 million related to commercial refrigeration products.

   The accompanying unaudited condensed pro forma income statement information is presented to illustrate the effect of certain events on the historical income statement information of the Company as if the acquisition of Kysor had occurred as of the first day of the period presented. The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above. The pro forma results of operations for the year-to-date period ended March 30, 1997, include certain adjustments made by Kysor prior to acquisition anticipating the completion of the transaction. These adjustments related to changes in the accounting estimates for the carrying values of certain assets and liabilities and the combining of four of Kysor's business units into two business units. Management does not expect these adjustments to occur in the future.

   The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.

   (Amounts in thousands, except per-share data)
   PRO FORMA  (Unaudited)

   Three Months Ended                            Apr. 5,                  Mar. 30,
                                                  1998                     1997
                                                --------                 --------
     Net sales                                  $152,215                 $136,911
     Net income before
       extraordinary item                       $  2,340                 $  1,839
     Net income per common share before
       extraordinary item                       $   0.22                 $   0.17
     Average number of common shares
       outstanding - diluted                      10,832                   10,795

   (4) SUMMARY FINANCIAL INFORMATION:

   The following is summarized financial information of Scotsman Group
   Inc., the Company's direct wholly-owned subsidiary, which issued $100 million aggregate principal amount of Senior Subordinated Notes due
   2007 (the "Senior Subordinated Notes"). The Company has fully and unconditionally guaranteed the Senior Subordinated Notes.

   Summarized Financial Information (in thousands):

                                                         Apr.5,           Dec. 28,
                                                          1998              1997
                                                        --------         ---------
     Current Assets                                     $227,002         $227,096
     Noncurrent Assets                                   435,655          433,028
                                                         -------          -------
     Total Assets                                       $662,657         $660,124
     Current Liabilities                                $162,722         $149,690
     Noncurrent Liabilities                              359,384          369,523
                                                         -------          -------
     Total Liabilities                                  $522,106         $519,213

     For the Three Months Ended                          Apr. 5,          Mar. 30,
                                                          1998             1997
                                                        --------         ---------
     Net Sales                                          $152,215         $ 98,077
     Gross Profit                                         37,121           25,631
     Income Before Extraordinary Loss                      2,367            3,894
     Net Income                                          $ 2,367         $  3,261

     The Company has not presented separate financial statements and other disclosure concerning Scotsman Group Inc. because the Company' management has determined that such information is not material to the holders of the Senior Subordinated Notes.












   (5) LONG-TERM DEBT COVENANTS AND RESTRICTIONS ON DIVIDENDS


   In March of 1997, the Company financed the acquisition of Kysor, after giving effect to the divestiture of Kysor's Transportation Products
   Group and other acquisition related transactions, through a $415 million loan facility established between the Company, Scotsman Group
   Inc. and certain other subsidiaries and The First National Bank of Chicago as agent for the lenders (the "FNBC Facility"). The agreement governing the FNBC Facility and other debt agreements include various financial covenants. The Company was in compliance with these covenants as of April 5, 1998. One of the covenants in the FNBC
   Facility has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholder's equity of at least $120 million (without giving effect to future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. At April 5, 1998, consolidated stockholder's equity of the Company was $142.7 million. Under this covenant the amount of retained earnings that was restricted as of April 5, 1998 was $61.0 million. The Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends. Also, under a covenant in the indenture under which the Senior Subordinated Notes were issued, $70.1 million of retained earnings of the Company and its wholly-owned subsidiary Scotsman Group Inc. were restricted as of April 5, 1998.

   (6) COMPREHENSIVE INCOME (LOSS)

   As of January 1, 1998, the Company adopted Financial Accounting
   Standards Board (the FASB) Statement No. 130, "Reporting Comprehensive
   Income." Statement No. 130 requires reporting certain transactions that result in a change in equity, such as currency translation, unrealized gains and losses and minimum pension liability adjustments, as components of comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholder's equity.
   During the first quarter of 1998 and 1997, total comprehensive income
   (loss) amounted to $(0.1) million and $(0.7) million, respectively.
   Total comprehensive income (loss) for the Company includes net income, foreign currency translation adjustments and deferred compensation adjustments.
















   (7) CURRENT AND PENDING ACCOUNTING CHANGES

   In July, 1997, the FASB issued Statement No. 131, "Disclosures about
   Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February, 1998, the FASB issued Statement
   No. 132, "Employers Disclosures about Pensions and Other
   Postretirement Benefits." This Statement revised employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The
   Company is not required to adopt these Statements until December, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

   In January, 1998, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal
   Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April, 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The
   Company is not required to adopt these Statements until January, 1999 and does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.






































                  SCOTSMAN INDUSTRIES, INC.


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


   FORWARD-LOOKING INFORMATION

   The following discussion and analysis of the Company's financial condition and results of operations contains forward looking statements that involve risks and uncertainties. Such statements include references to the Company's expectations, beliefs, goals, or anticipated results. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. Factors that could cause actual results to differ from those anticipated include (i) the strength or weakness of the various economies in which the Company markets its products, (ii) weather conditions, (iii) the utilization rates of the Company's facilities, (iv) labor difficulties, (v) increased prices of raw materials and purchased components, (vi) scheduling and transportation dislocations, (vii) delays in development of new products or construction of new facilities, (viii) product liability or other lawsuits, warranty claims or return of goods, (ix) foreign currency fluctuations, (x) changes in buying patterns of certain large customers as a result of internal cost-control measures adopted by those customers, (xi) changes in environmental, health, safety or refrigerant regulations or standards, (xii) the level of the Company's leverage, (xiii) the Company's ability or inability to manage growth, (xiv) the Company's loss of key personnel and (xv) the failure of the Company or its suppliers to achieve Year 2000 compliance in a timely manner. See the Cautionary Statements included as Exhibit 99 to the Company's most recent Form 10-K filed with the Securities and Exchange Commission for a more detailed discussion of the foregoing and other factors.

   RESULTS OF OPERATIONS

   Net sales for the first quarter of 1998 were $152.2 million, up $54.1 million or 55 percent from sales for the first quarter of 1997. First quarter 1998 results included sales of $66.6 million from the Commercial Products Group of Kysor, which was acquired by the Company in March, 1997. First quarter 1997 results included sales from March
   10 through March 30 of $14.5 million from Kysor.

   Sales to the food retailing industry consist primarily of refrigerated display case and walk-in cooler and freezer sales by Kysor. Kysor's sales, representing approximately 44 percent of the Company's sales for the first quarter of 1998, were $66.6 million, an increase of $13.2 million, or 25 percent, over pro forma first quarter 1997 sales of $53.3 million. Demand for Kysor's products strengthened during the quarter, and the backlog of orders from supermarkets remains at record levels.




   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS - CONTINUED

   Sales to the commercial foodservice industry consist primarily of the Company's commercial ice machine, food preparation and storage equipment and beverage systems products. Sales of these foodservice products, representing 56 percent of the Company's sales for the first quarter of 1998, were $85.6 million, an increase of 4 percent over the prior year period, using constant foreign exchange rates. Sales stated at actual exchange rates increased 2 percent in the first quarter of 1998. Worldwide ice machine sales in the first quarter of 1998 were $40.6 million, an increase of 8 percent over the same period of 1997, using constant foreign exchange rates. Sales stated at actual exchange rates increased 5 percent in 1998. The increase in ice machine sales was primarily driven by growth in the overall domestic ice machine market during the first quarter of 1998, combined with an improvement in sales overseas as market conditions in Europe improved over first quarter 1997.

   Sales of food preparation and storage equipment, decreased 14 percent in the first quarter of 1998 compared to the first quarter of the prior year. Sales were lower as a direct result of lower activity with Boston Market in the first quarter of 1998 than in the same period of 1997, partially offset by other sales activity at the Company' Delfield business.

   Sales of beverage systems, increased 25 percent in U. S. dollars in the first quarter of 1998 compared to the first quarter of 1997.
   Ignoring the effect of changes in foreign exchange rates, sales of beverage systems increased 28 percent in the first quarter of 1998 over the prior year period. Increased European market penetration and continued sales gains by the Company's U.K.-based beverage dispensing business, combined with the addition of Homark, a manufacturer of equipment serving the U.K. beer industry which was acquired by the Company in December, 1997, led to the sales gains.



























   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS - CONTINUED

   The Company's gross profit increased by $11.5 million, or 45 percent, to $37.1 million in the first quarter of 1998 from $25.6 million in the first quarter of 1997, primarily due to the impact of the Kysor
   Acquisition. However, the Company's gross profit margin decreased as a percentage of net sales to 24.4 percent in the first quarter of 1998 from 26.1 percent in the first quarter of 1997. The reduction in margins in the first quarter of 1998 is attributable to the inclusion of a full quarter of results of Kysor, which historically has reported lower gross profit margins. Kysor was acquired by the Company in March, 1997, and first quarter 1997 included Kysor results from March
   10 through March 30. The Company's gross profit margins in foodservice products increased in the first quarter of 1998 from the same period in 1997 principally due to increased sales of beverage systems and ice machines in 1998.

   Selling and administrative expenses of $22.4 million increased by $7.3 million or 48 percent in the first quarter of 1998 as compared to the first quarter of 1997. The increase in selling and administrative expenses is largely attributable to the inclusion of a full quarter of Kysor results in the first quarter of 1998, including amortization of intangibles related to the purchase of Kysor of $1.2 million during the quarter. Kysor results were included for the period March 10 through March 30 in 1997. As a percentage of net sales, selling and administrative expenses decreased in the first quarter of 1998 to 14.7 percent from 15.4 percent reported in the first quarter of 1997. The
   Kysor business units have historically reported lower gross profit margins, but also lower selling and administrative expenses as a percent of sales as compared to the balance of the Company's businesses.

   Income from operations of $12.9 million for the first quarter of 1998 increased by $3.4 million or 36 percent from the first quarter of 1997 which reflects the contribution to profits of the Kysor business. As a percentage of net sales, 1998 first quarter income from operations decreased to 8.5 percent from 9.7 percent in 1997. The decline is the result of lower gross profit margins discussed above, and additional amortization of intangibles resulting from the Kysor acquisition of $1.2 million in the first quarter of 1998 as compared to $0.3 million in the first quarter of 1997.
















   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS - CONTINUED

   Net interest expense of $7.2 million for the first quarter of 1998 increased by $5.0 million when compared to the first quarter of the prior year. The Company incurred increased domestic borrowings to fund the acquisition of Kysor beginning on March 10, 1997, whereas such borrowings were in place for the full first quarter of 1998.

   The Company's overall income tax rate for the first quarter of 1998 was 58.8 percent compared to 47.1 percent for the first quarter of 1997. The higher income tax rate in 1998 is primarily attributable to the impact of $1.2 million per quarter of additional amortization of intangibles resulting from the Kysor Acquisition, which is not tax deductible.

   Net income for the first quarter of 1998 was $2.3 million, or $0.22 per share compared to first quarter 1997 net income of $3.2 million, or $0.30 per share. First quarter 1997 net income included a one-time after-tax charge of $633,000 incurred for the early retirement of $20 million of 11.43 percent private placement debt. The $0.9 million, or $0.08 per share decline in first quarter 1998 net income principally reflects a full quarter's amortization and interest expense related to last year's mid-March acquisition of Kysor. Nonetheless, management expects that Kysor will be accretive to earnings for total fiscal year
   1998.

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

   In March of 1997, the Company financed the acquisition of Kysor, after giving effect to the divestiture of Kysor's Transportation Products
   Group and other acquisition related transactions, through a $415 million loan facility established between the Company, Scotsman Group and certain other subsidiaries and The First National Bank of Chicago as agent for the lenders (the "FNBC Facility"). The FNBC Facility originally consisted of a $150 million seven-year term loan and a $265 million seven-year reducing revolving loan facility, both with an initial interest rate of 1.375 percent above Eurocurrency rates. The interest rates on both facilities adjust based on a leverage ratio as defined in the FNBC Facility and vary between 0.5 percent to 1.50 percent above Eurocurrency rates. The revolving portion of the FNBC
   Facility reduces on December 31 in the respective years as follows:
   $10 million in 1998, and $15 million in each of 1999, 2000, 2001, 2002, and 2003, with the remaining amount outstanding payable on the loan termination date in March 2004. The FNBC Facility is guaranteed by Scotsman and certain of its subsidiaries and secured by a pledge of stock of certain subsidiaries of Scotsman, including, but not limited to, Scotsman Group Inc., The Delfield Company and Kysor Industrial
   Corporation.

   The FNBC Facility required that a notional amount of $150 million be hedged to reduce interest rate exposure for three years. Interest-rate swaps were established in 1997 to comply with the requirement imposed by the FNBC Facility.

















   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

   LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

   In addition to financing the Kysor acquisition, proceeds of the FNBC facility were used to pay expenses associated with this acquisition and were used to repay existing long-term debt, including debt outstanding under a former $90.0 million reducing revolving credit agreement and the $20.0 million private placement agreement. This early repayment resulted in an after-tax loss of $633,000 in the first quarter of 1997, which is presented in the accompanying income statement in PART I, ITEM 1 as an extraordinary loss.

   In 1997, the Company's wholly-owned subsidiary Scotsman Group Inc.
   issued $100 million of 8-5/8% Senior Subordinated Notes (the "Notes") and used the net proceeds of the Notes to repay $30 million of the term loan under the FNBC Facility and also to repay amounts outstanding under the revolving credit portion of the FNBC Facility.
   During the first fiscal quarter of 1998, the Company repaid $10 million of the term loan, as required under the FNBC Facility.

   The agreement governing the FNBC Facility and other debt agreements to which the Company and its subsidiaries are parties include various financial covenants, including covenants which have the effect of restricting the amount of the Company's dividends to its shareholders.
   The Company was in compliance with these covenants as of April 5, 1998. Under such covenants, $61.0 million of retained earnings of the Company and $70.1 million of retained earnings of the Company and its wholly-owned subsidiary, Scotsman Group Inc., were restricted as of April 5, 1998. See Note 5 to the financial statements included in this report for a more detailed description of the covenants restricting payments of dividends.

   The Company utilized cash flow from operations of $2.9 million for the first three months of 1998 compared to cash flow utilized by operating activities of $8.9 million for the first three months of 1997.

   The following changes in the balance sheet categories from December
   28, 1997, until April 5, 1998, excluding the impact of changes in foreign exchange rates on those categories:

        Inventory increased by $6.4 million, which reflects increased seasonal activity both domestically and in the Company's foreign subsidiaries.







   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


   LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

        Accounts receivable were $4.8 million higher, primarily as a result of the sales increase in the first quarter of 1998 compared to the first quarter of 1997.

        Trade accounts payable were $5.1 million higher which reflects the impact of seasonal volume.

   Capital expenditures, including those funded through capital leases, increased $0.1 million, or 5 percent, to $2.4 million for the first quarter of 1998 from $2.3 million for the first three months of 1997.
   Capital expenditures in 1998 were made primarily to fund equipment to realize productivity improvements, new product tooling, and maintenance and replacement items.

   Cash and temporary cash investments of $13.1 million as of April 5, 1998, decreased by $11.0 million from December 28, 1997, reflecting the decrease in cash balances at the Company's foreign operations. In
   January, 1998, Scotsman Group Inc. received net dividends of $13.7 million from foreign operations which were then used by Scotsman Group
   Inc. to reduce borrowing under the FNBC facility.

   Shareholders' equity increased $0.1 million from December 28, 1997, which is primarily attributable to net income of $2.3 million for the first three months of 1998, offset by a reduction in shareholders' equity caused by changes in accumulated foreign currency translation adjustments of $2.4 million and the impact of dividends.

   Short-term debt increased $4.5 million from December 28, 1997 due to temporary short-term domestic borrowings. Total debt, including capital leases, was $346.0 million as of April 5, 1998 compared to $350.7 million as of December 28, 1997. The debt to capital ratio was 71 percent at April 5, 1998, which is the same percentage as at December 28, 1997.

   On February 10, 1998, the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 31, 1998.

   Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.


















   PART II.  OTHER INFORMATION

        ITEM 6.   EXHIBITS AND REPORTS
                  ON FORM 8-K

                         (a)     Exhibits

                                       Exhibit 10.1     Promissory Note in the principal amount of $7,500,000, made as of
                                                        April 28, 1998, by Scotsman Group Inc. to Comerica Bank.

                                       Exhibit 10.2     Amendment, dated as of December 15, 1997, to the ISDA Master
                                                        Agreement, dated March 3, 1994, between The First National Bank of
                                                        Chicago and Scotsman Group Inc.

                                       Exhibit 10.3     Amended Confirmation, dated February 5, 1998, relating to Interest
                                                        Rate Swap Transaction, dated March 17, 1997, under the ISDA Master
                                                        Agreement, dated March 3, 1994, as amended, between The First
                                                        National Bank of Chicago and Scotsman Group Inc.

                                       Exhibit 27       Article 5 Financial Data Schedule for the Period Ended April 5,
                                                        1998.

                               (b)     The Registrant filed a Current Report on Form 8-K  dated February 10, 1998, reporting under Item 5, Other Events.





































                                  SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SCOTSMAN INDUSTRIES, INC.

   Date      MAY 20, 1998             By: /s/ Donald D. Holmes
                                      -------------------------
                                      Donald D. Holmes
                                      Vice President-Finance
                                      and Secretary














































                                EXHIBIT INDEX

     Exhibit                                                                      Page Number
     Number           Description                                                 of Exhibit
     -------          -----------                                                 ------------

     10.1             Promissory Note in the principal
                      amount of $7,500,000, made as of
                      April 28, 1998, by Scotsman Group
                      Inc. to Comerica Bank.

     10.2             Amendment, dated as of December 15,
                      1997, to the ISDA Master Agreement,
                      dated March 3, 1994, between The
                      First National Bank of Chicago and
                      Scotsman Group Inc.

     10.3             Amended Confirmation, dated February 5,
                      1998, relating to Interest Rate Swap
                      Transaction, dated March 17, 1997,
                      under the ISDA Master Agreement, dated
                      March 3, 1994, as amended, between The
                      First National Bank of Chicago and
                      Scotsman Group Inc.

     27               Article 5 Financial Data Schedule for
                      the Period Ended April 5, 1998.
































