Form 10-K/A
period 1997-12-28
SCOTSMAN INDUSTRIES INC
filed 1998-06-25
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1

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

   Common stock, $0.10 par value           New York Stock Exchange
   Common stock purchase rights,           New York Stock Exchange
   no par value

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy





   or information statements incorporated by reference in Part III of
   this Form 10-K/A or any amendment to this Form 10-K/A. [   ]

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

                     DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 14, 1998 (the "1998 Proxy Statement"):
   Part III.

   The registrant is filing this Form 10-K/A (Amendment No. 1) for the sole purpose of adding additional exhibits to its Annual Report on Form 10-K for the fiscal year ended December 28, 1997. The additional exhibits consist of financial data schedules containing restated earnings per share figures reflecting the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."



                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SCOTSMAN INDUSTRIES, INC.



   Date: June 25, 1998                     By: /s/ Donald D. Holmes
                                           --------------------------
                                           Donald D. Holmes
                                           Vice President - Finance




                                EXHIBIT INDEX
          Exhibit                                                                                   Page Number
           Number                                    Description1                                   of Exhibit
            2.1         Agreement  and Plan of Merger, dated as of February 2, 1997, among the
                        Company,  K  Acquisition  Corp.,  and  Kysor  Industrial   Corporation
                        (incorporated  herein  by  reference   from  Exhibit  (c)(1)  to   the
                        Company's Tender  Offer Statement  on Schedule  14D-1, filed with  the
                        Commission on February 7, 1997),  as amended by the First Amendment to
                        Agreement and Plan of Merger, dated as of  March 7, 1997 (incorporated herein by reference to the Company's 8-K, dated March 8, 1997).

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

            2.5         Share  Acquisition Agreement,  dated  as  of January  11,  1994, among
                        Scotsman  Industries, Inc.,  Whitlenge Acquisition  Limited, Whitlenge
                        Drink  Equipment  Limited,  Timothy   C.  Collins,  Graham  F.   Cook,
                        Christopher  R.L.  Wheeler,  Michael  de St.  Paer  and  John  Rushton
                        (incorporated herein by reference to the Company's 8-K, dated  January
                        13, 1994),  as amended  by the  First Amendment  thereto, dated as  of
                        March 17, 1994 (incorporated herein by reference  to the Company's 10-
                        K for the fiscal year ended January 2, 1994).

            3.1         Restated  Certificate of  Incorporation of  the  Company (incorporated herein by reference to  the Company's 10-K for  the fiscal year  ended
                        December 31, 1989).

            3.2         By-Laws of the Company,  as amended (incorporated herein  by reference to the Company's 8-K, dated June 21, 1991).
          Exhibit                                                                                   Page Number
           Number                                    Description1                                   of Exhibit

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

            10.6        Domestic Guaranty, dated as of March  12, 1997, in the form separately entered into by each of Scotsman Group Inc.,  Booth, Inc., DFC Holding
                        Corporation, The  Delfield Company and  Kysor Industrial  Corporation,
                        in  favor of The  First National  Bank of Chicago,  as agent,  and the
                        lenders  named  in   the  Credit  Agreement  (incorporated  herein  by
                        reference  to the  Company's  10-Q for  the  quarter ended  March  30,
                        1997).





          Exhibit                                                                                   Page Number
           Number                                    Description1                                   of Exhibit

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

           10.11        Reimbursement  Agreement,  dated   March  1,  1988,   among  Household
                        Manufacturing,  Inc.,  King-Seeley   Thermos  Co.  and  the   National
                        Westminster Bank PLC, as amended  by the Amendments dated as  of April
                        14,  1989, December 12, 1989, June 26,  1992, November 20, 1992, March
                        17, 1993,  among Scotsman  Group Inc.,  Scotsman Industries, Inc.  and
                        The  Bank of  Nova Scotia  (incorporated herein  by  reference to  the
                        Company's  10-K  for the  fiscal  year  ended January  3,  1993),  the
                        Amendment dated  April 29, 1994 (incorporated  herein by  reference to the Company's  10-Q for the quarter  ended April 3,  1994) , Amendment
                        No. 7 thereto, dated March 12,  1997 (incorporated by reference to the
                        Company's 10-K  for the  fiscal year ended  December 29, 1996),  among
                        Scotsman Group  Inc., Scotsman  Industries,  Inc.,  The Bank  of  Nova
                        Scotia and The First National Bank of Chicago.

          Exhibit                                                                                   Page Number
           Number                                    Description1                                   of Exhibit

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

           10.22        Executive Severance Agreement dated  as of September 16,  1991 between
                        Richard C.  Osborne and  Scotsman Group Inc.  (incorporated herein  by reference to  the Company's 10-Q for  the quarter ended  September 29,
                        1991),  as amended by Amendment No. 1 thereto, dated as of January 11,
                        1994 (incorporated herein  by reference to the Company's 10-K  for the fiscal year ended January 2, 1994).

          Exhibit                                                                                   Page Number
           Number                                    Description1                                   of Exhibit

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

             21         List of Subsidiaries.

             23         Consent of Arthur Andersen LLP.

            27.1        Article 5 Financial  Data Schedule for the Fiscal Year  Ended December
                        28, 1997.

            27.2        Restated Article 5  Financial Data Schedule for the Fiscal  Year Ended
                        December 29, 1996.





          Exhibit                                                                                   Page Number
           Number                                    Description1                                   of Exhibit

            27.3        Restated Article 5  Financial Data Schedule for the Fiscal  Year Ended
                        December 31, 1995.

            27.4        Restated Article 5  Financial Data Schedule for  the Quarterly  Period
                        Ended September 28, 1997.
            27.5        Restated  Article 5 Financial Data  Schedule for  the Quarterly Period
                        Ended June 29, 1997.

            27.6        Restated Article 5  Financial Data  Schedule for the  Quarterly Period
                        Ended March 30, 1997.
            27.7        Restated  Article 5  Financial Data Schedule  for the Quarterly Period
                        Ended September 29, 1996.

            27.8        Restated Article  5 Financial Data  Schedule for the Quarterly  Period
                        Ended June 30, 1996.

            27.9        Restated Article  5 Financial Data Schedule  for the  Quarterly Period
                        Ended March 31, 1996.
             99         Cautionary Statements.
     ___________________

     (1)      Unless otherwise indicated, all documents incorporated herein by reference to prior filings have been incorporated by reference to filings made under Commission File No 1-10182.