Form 10-Q
period 1998-07-05
SCOTSMAN INDUSTRIES INC
filed 1998-08-19
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the Quarterly Period Ended
                                     July 5, 1998



             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                             Commission file number 1-10182
                                                                    -------
                               Scotsman Industries, Inc.
               -----------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Delaware                           36-3635892

          ------------------------      -----------------------------------
          (State of Incorporation)     (I.R.S. Employer Identification No.)

          820 Forest Edge Drive, Vernon Hills, Illinois        60061
          -----------------------------------------------------------------
          (Address of principal executive offices)        (Zip code)

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

               Yes    x       No
                    -----         -----
          At August 15, 1998 there were 10,595,915 shares of registrant's common stock outstanding.










                              SCOTSMAN INDUSTRIES, INC.
                               ------------------------
                                      FORM 10-Q
                                      ---------
                                     July 5, 1998
                                     ------------

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

          PART II--OTHER INFORMATION:

               Item 2.   RECENT SALES OF UNREGISTERED SECURITIES

               Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS

               Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURE

          PART I--FINANCIAL INFORMATION
          -----------------------------
               ITEM 1.  Financial Statements
               -----------------------------
                              SCOTSMAN INDUSTRIES, INC.
                              -------------------------
                            CONDENSED STATEMENT OF INCOME
                            -----------------------------
                                     (Unaudited)
                                     -----------
                       (In thousands, except per-share amounts)
                       ---------------------------------------
                                                    For the Three
                                                     Months Ended
                                            -----------------------------
                                               Jul. 5,         Jun. 29,
                                                 1998            1997
                                            -----------       -----------
          Net sales                           $176,555        $173,777

          Cost of sales                        131,116         128,311
                                              --------        --------
                  Gross profit                $ 45,439        $ 45,466

          Selling and administrative expenses   22,442          23,159

          Amortization expense                   1,886           1,820
                                               -------        --------
          Income from operations              $ 21,111        $ 20,487

          Interest expense, net                  6,713           6,574
                                              --------        --------
          Income before income taxes          $ 14,398        $ 13,913

          Income taxes                           6,489           6,827
                                              --------        --------
          Net income                          $  7,909        $  7,086
                                              ========        ========

          Basic EPS (i):

          Net income per common share         $   0.75        $   0.67
                                              ========        ========

          Diluted EPS (ii):

          Net income per common share         $   0.73        $   0.66
                                              ========        ========

          PART I--FINANCIAL INFORMATION
          -----------------------------
               ITEM 1.  Financial Statements
               -----------------------------

          CONDENSED STATEMENT OF INCOME - continued
          -----------------------------

          (i) BASIC: 'Basic' earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding: 10,593,470 and 10,550,977 for the three months ended July 5, 1998, and June 29, 1997, respectively. This replaces 'primary' earnings per share, which included common stock equivalents in the calculation. The prior year per share amounts are restated to reflect the current presentation.

          (ii) DILUTED: 'Diluted' net income per share includes options, warrants and convertible securities in the calculation. The total number of shares used in the fully-diluted calculation for the three months ended July 5, 1998, and June 29, 1997, were 10,849,779 and
                    10,803,127, respectively.




          See notes to unaudited condensed financial statements.

          PART I--FINANCIAL INFORMATION
          -----------------------------
               ITEM 1.  Financial Statements
               -----------------------------
                              SCOTSMAN INDUSTRIES, INC.
                            CONDENSED STATEMENT OF INCOME
                            -----------------------------
                                     (Unaudited)
                                    --------------
                       (In thousands, except per-share amounts)

                                                      For the Six
                                                     Months Ended
                                               ------------------------
                                               Jul. 5,         Jun. 29,
                                                1998            1997
                                               -------        ---------
          Net sales                           $328,770        $271,854

          Cost of sales                        246,210         200,757
                                              --------        --------
                  Gross profit                $ 82,560        $ 71,097

          Selling and administrative expenses   44,834          38,285

          Amortization expense                   3,727           2,818
                                              --------        --------
          Income from operations              $ 33,999        $ 29,994

          Interest expense, net                 13,919           8,781
                                              --------        --------
          Income before income taxes          $ 20,080        $ 21,213

          Income taxes                           9,831          10,262
                                              --------        --------
          Income before extraordinary loss    $ 10,249        $ 10,951

          Extraordinary loss (net of
            income taxes of $422)                    -            (633)
                                              --------        --------
          Net income                          $ 10,249        $ 10,318
                                              ========        ========
          Basic EPS (i):

          Income before extraordinary loss    $   0.97        $   1.04

          Extraordinary loss                         -           (0.06)
                                              --------        ---------
          Net income per common share         $   0.97        $   0.98
                                              ========        =========
          Diluted EPS (ii):

          Income before extraordinary loss    $   0.95        $   1.01

          Extraordinary loss                         -           (0.06)
                                              --------        ---------
          Net income per common share         $   0.95        $   0.96
                                              ========        =========

          PART I--FINANCIAL INFORMATION
          -----------------------------
               ITEM 1.  Financial Statements
               -----------------------------

          CONDENSED STATEMENT OF INCOME - continued
          -----------------------------

          (i) BASIC: 'Basic' earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding: 10,584,371 and 10,547,534 for the six months ended July 5, 1998, and June 29, 1997, respectively. This replaces 'primary' earnings per share, which included common stock equivalents in the calculation. The prior year per share amounts are restated to reflect the current presentation.

          (ii) DILUTED: 'Diluted' net income per share includes options, warrants and convertible securities in the calculation. The total number of shares used in the fully-diluted calculation for the six months ended July 5, 1998, and June 29, 1997, were 10,840,842 and
                    10,799,284, respectively.




          See notes to unaudited condensed financial statements.




                                                            SCOTSMAN INDUSTRIES, INC.
                                                            -------------------------
                                                             CONDENSED BALANCE SHEET
                                                             -----------------------
                                                                 (In thousands)
                                                                 --------------
                                                            Jul. 5,         Dec. 28,
                        A S S E T S                           1998            1997
                       -----------                        --------         --------
                                                          (unaudited)
         CURRENT ASSETS:
              Cash and temporary cash investments          $ 15,376        $ 24,085
              Trade accounts receivable, net of
                reserves of $5,409 and $5,371               129,835         102,880
              Inventories                                    73,385          75,350
              Deferred income taxes                          12,516          12,515
              Other current assets                            4,902          12,266
                                                           ---------       --------
                          Total current assets             $236,014        $227,096

         PROPERTIES AND EQUIPMENT, net of
              accumulated depreciation of $57,117
              and $50,866                                    85,884          86,762

         GOODWILL, net                                      286,912         281,855

         DEFERRED INCOME TAXES                               11,912          11,653

         OTHER NONCURRENT ASSETS                             46,633          52,758
                                                           --------        --------
                                                           $667,355        $660,124
                                                           ========        ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
         CURRENT LIABILITIES:
              Short-term debt and current maturities
               of long-term debt and capitalized
               lease obligations                           $ 19,812        $ 29,519
              Trade accounts payable                         51,808          44,889
              Accrued income taxes                           17,160           4,002
              Accrued expenses                               62,271          69,537
                                                           --------        --------
                    Total current liabilities              $151,051        $147,947

         LONG-TERM DEBT AND CAPITALIZED LEASE
            OBLIGATIONS                                     322,155         321,132

         DEFERRED INCOME TAXES                                2,036           2,305

         OTHER NONCURRENT LIABILITIES                        42,493          46,086






                                                           --------        --------
                    Total liabilities                      $517,735        $517,470
                                                           ========        ========
         SHAREHOLDERS' EQUITY:
               Common stock, $.10 par value                $  1,078        $  1,076
               Additional paid in capital                    74,181          73,639
               Retained earnings                             88,985          79,266
               Accumulated other comprehensive income       (12,913)         (9,615)
               Less:  Common stock held in treasury          (1,711)         (1,712)
                                                          ----------      ----------
                      Total Shareholders' Equity           $149,620        $142,654
                                                          ----------      ----------
                                                           $667,355        $660,124
                                                          ==========      ==========

         See notes to unaudited condensed financial statements.



                                                            SCOTSMAN INDUSTRIES, INC.
                                                            -------------------------
                                                        CONDENSED STATEMENT OF CASH FLOWS
                                                        ---------------------------------
                                                                   (Unaudited)
                                                                   -----------
                                                                 (In Thousands)
                                                                 --------------
                                                                                      For the Six
                                                                                     Months Ended
                                                                               ------------------------
                                                                                Jul. 5,      Jun. 29,
                                                                                1998         1997
                                                                                -------      --------
         CASH FLOW FROM OPERATING ACTIVITIES:
              Net income                                                       $ 10,249     $  10,318
              Adjustments to reconcile net income to
               net cash provided by operating activities-
                Depreciation and amortization                                     9,912         7,399
              Change in assets and liabilities-
                 Trade accounts receivable                                      (26,318)      (29,147)
                 Inventories                                                      2,609         1,251
                 Trade accounts payable and other
                  liabilities                                                     1,991         2,647
                 Other, net                                                       9,408            77
              Net cash provided by (used in) operating                         --------     ---------
                activities                                                     $  7,851     $  (7,455)
                                                                               --------     ---------
         CASH FLOWS FROM INVESTING ACTIVITIES:
              Investment in properties and equipment                           $ (4,305)    $  (7,433)
              Proceeds from disposal of property,
               plant and equipment                                                   84            72
              Investment in subsidiaries                                           (984)            -
              Acquisition of Kysor Industrial Corp.                                   -      (264,768)
                                                                               ---------    ----------
              Net cash used in investing activities                            $( 5,205)    $(272,129)
                                                                               ---------    ----------
         CASH FLOWS FROM FINANCING ACTIVITIES:
              Principal payments under long-term debt
                and capitalized lease obligations                              $(37,924)    $ (59,290)
              Issuance of long-term debt                                         28,728       349,607
              Dividends paid to shareholders                                       (530)         (528)
              Short-term debt, net                                                  500        (4,852)
              Net cash (used in) provided by                                  ---------    -----------
               financing activities                                            $ (9,226)    $ 284,937
                                                                              ---------    -----------
              Effect of exchange rate changes on cash
               and temporary cash investments                                    (2,129)      (1,094)

         NET (DECREASE) INCREASE IN CASH AND TEMPORARY
                 CASH INVESTMENTS                                              $ (8,709)    $  4,259







         CASH AND TEMPORARY CASH INVESTMENTS, beginning
              of period                                                          24,085       16,501

         CASH AND TEMPORARY CASH INVESTMENTS,                                ----------    -----------
              end of period                                                   $  15,376     $ 20,760
                                                                             ==========    ===========
         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid during the period for:
             Interest                                                         $  16,098     $  9,418
                                                                              =========     ===========
             Income taxes                                                     $   1,592     $  6,043
                                                                              =========     ===========
         SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
           FINANCING ACTIVITIES:
          Investment in properties and equipment through
             issuance of capitalized lease obligations                        $    (171)     $  (419)
         See notes to unaudited condensed financial statements.               ==========    ===========


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

   (2) INVENTORIES:
   ----------------

   Inventories consisted of the following (in thousands):

                                    Jul. 5,         Dec. 28,
                                     1998            1997
                                    -------         --------
           Finished goods           $25,513         $28,564
           Work-in-process           15,341          13,891
           Raw materials             32,531          32,895
                                    -------         -------
                Total inventories   $73,385         $75,350
                                    =======         =======

   (3)  ACQUISITION OF KYSOR:
   -------------------------

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

   (Amounts in thousands, except per-share data)
   PRO FORMA  (Unaudited)

   Six Months Ended                        Jul. 5,          Jun. 29,
                                            1998              1997
                                          ---------         ---------
   Net sales                              $328,770          $310,688
   Net income before
     extraordinary loss                   $ 10,249          $  8,925
   Net income per common share before
     extraordinary loss                   $   0.95          $   0.83
   Average number of common shares
     outstanding - diluted                  10,841            10,799

   (4) SUMMARY FINANCIAL INFORMATION:
   ---------------------------------

   The following is summarized financial information of Scotsman Group Inc., the Company's direct wholly-owned subsidiary, which issued $100 million aggregate principal amount of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). The Company has fully and unconditionally guaranteed the Senior Subordinated Notes.

   Summarized Financial Information (in thousands):

                                             Jul. 5,          Dec. 28,
                                              1998              1997
                                            --------         ---------
   Current Assets                           $236,014         $227,096
   Noncurrent Assets                         431,341          433,028
                                            --------         --------
   Total Assets                             $667,355         $660,124
   Current Liabilities                      $153,270         $149,690
   Noncurrent Liabilities                    366,684          369,523
                                            --------         --------
   Total Liabilities                        $519,954         $519,213

   For the Six Months Ended                  Jul. 5,         Jun. 29,
                                              1998             1997
                                            --------         ---------
   Net Sales                                $328,770         $271,854
   Gross Profit                               82,560           71,097
   Income Before Extraordinary Loss           10,303           11,009
   Net Income                               $ 10,303         $ 10,376

   The Company has not presented separate financial statements and other disclosure concerning Scotsman Group Inc. because the Company's management has determined that such information is not material to the holders of the Senior Subordinated Notes.

   (5) LONG-TERM DEBT COVENANTS AND RESTRICTIONS ON DIVIDENDS
   -----------------------------------------------------------

   In March of 1997, the Company financed the acquisition of Kysor, after giving effect to the divestiture of Kysor's Transportation Products Group and other acquisition related transactions, through a $415 million loan facility established between the Company, Scotsman Group Inc. and certain other subsidiaries and The First National Bank of Chicago as agent for the lenders (the "FNBC Facility"). The agreement governing the FNBC Facility and other debt agreements include various financial covenants. The Company was in compliance with these covenants as of July 5, 1998. One of the covenants in the FNBC Facility has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. At July 5, 1998, consolidated stockholders' equity of the Company was $149.6 million. Under this covenant the amount of retained earnings that was restricted as of July 5, 1998 was $62.3 million. The Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends. Also, under a covenant in the indenture under which the Senior Subordinated Notes were issued, $74.0 million of retained earnings of the Company and its wholly-owned subsidiary Scotsman Group Inc. were restricted as of July 5, 1998.

   (6) COMPREHENSIVE INCOME (LOSS)
   -------------------------------

   As of January 1, 1998, the Company adopted Financial Accounting Standards Board (the FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires reporting certain transactions that result in a change in equity, such as currency translation, unrealized gains and losses and minimum pension liability adjustments, as components of comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholder's equity. During the first six months of 1998 and 1997, total comprehensive income amounted to $7.0 million and $6.1 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and deferred compensation adjustments.

   (7) CURRENT AND PENDING ACCOUNTING CHANGES
   ------------------------------------------

   In July, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February, 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revised employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until December, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

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

   In June, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value.
   This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is not required to adopt this Statement until January, 2000. The Company is currently evaluating the extent to which its financial statements will be affected by this Statement.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------
   Forward-Looking Information
   ---------------------------

   The following discussion and analysis of the Company's financial condition and results of operations contains forward looking statements that involve risks and uncertainties. Such statements include references to the Company's expectations, beliefs, goals, or anticipated results. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. Factors that could cause actual results to differ from those anticipated include (i) the strength or weakness of the various economies in which the Company markets its products, (ii) weather conditions, (iii) the utilization rates of the Company's facilities, (iv) labor difficulties, (v) increased prices of raw materials and purchased components, (vi) scheduling and transportation dislocations, (vii) delays in development of new products or construction of new facilities, (viii) product liability or other lawsuits, warranty claims or return of goods, (ix) foreign currency fluctuations, (x) changes in buying patterns of certain large customers as a result of internal cost-control measures adopted by those customers, (xi) changes in environmental, health, safety or refrigerant regulations or standards, (xii) the level of the Company's leverage, (xiii) the Company's ability or inability to manage growth, (xiv) the Company's loss of key personnel, and (xv) the failure of the Company or its suppliers to achieve Year 2000 compliance in a timely manner. See the Cautionary Statements included as Exhibit 99 to the Company's most recent Form 10-K filed with the Securities and Exchange Commission for a more detailed discussion of the foregoing and other factors.

   Results of Operations
   ---------------------

   Net sales for the second quarter of 1998 were a record $176.6 million, up $2.8 million or 2 percent from sales for the second quarter of 1997. The Company also reported record sales for the six months ended July 5, 1998 of $328.8 million, up $56.9 million or 21 percent from sales for the first six months of 1997. Six month 1998 results included sales of $138.9 million from the Commercial Products Group of Kysor, which was acquired by the Company in March, 1997. Six month 1997 results included sales from March 10 through June 29 of $87.7 million from Kysor.

   Sales to the food retail industry, consisting of sales to primarily supermarkets and convenience stores, represented 42 percent of the Company's sales in the second quarter and 44 percent of sales in the first six months of 1998. Products sold to the food retail industry include refrigerated display cases, mechanical refrigeration systems, walk-in coolers and freezers, and commercial ice machines. Food retail sales decreased $(0.3) million to $74.4 million in the second quarter of 1998, compared to the second quarter of 1997. Sales to the food retail industry for the first six months of 1998 were $143.3 million, an increase of $13.5 million, or 10 percent, over pro forma

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Results of Operations - continued
   ---------------------

   first half 1997 sales of $129.8 million. Food retail sales during the second quarter of 1998 were down from the unusually strong sales in the second quarter of 1997. The Company's backlog of orders from supermarkets remains at record levels.

   Sales to the commercial foodservice industry, consisting of sales to primarily restaurants, hotels, motels, bottlers, brewers and the Company's distribution network represented 58 percent of the Company's sales for the second quarter of 1998 and 56 percent of sales for the first six months of 1998. Products sold to the commercial foodservice industry include commercial ice machines, food preparation and storage equipment, and beverage systems products. Sales to foodservice customers were $102.2 million in the second quarter of 1998, an increase of 3 percent over the prior year period. Sales to foodservice customers in the first six months of 1998 were $185.5 million, an increase of 3 percent compared to the same period in 1997.

   Worldwide ice machine sales to the foodservice industry were $49.7 million in the second quarter of 1998, an increase of 8 percent over the same period of 1997, using constant foreign exchange rates. Sales stated at actual exchange rates increased 6 percent over 1997 second quarter sales. Ice machine sales in the first six months of 1998 increased 7 percent, using constant foreign exchange rates, and 5 percent at actual exchange rates over the same six-month period of 1997. The increase in ice machine sales was primarily driven by strong growth in the overall domestic ice machine market during the first half of 1998, combined with an improvement in market conditions in Europe over the first half of 1997. Assuming market conditions remain favorable, the recent sales gains made in ice machines should continue for the balance of 1998.

   Sales of food preparation and storage equipment decreased 18 percent to $26.3 million in the second quarter of 1998, compared to the second quarter of 1997. Sales of food preparation and storage equipment decreased 16 percent in the first six months of 1998, compared to the same period of the prior year. Sales were lower as a result of substantially lower activity with Boston Market in the first half of 1998 than in the same period of 1997 at the Company's Delfield business unit.

   Sales of beverage systems increased 30 percent to $26.2 million in the second quarter of 1998, compared to the second quarter of 1997. June year-to-date sales increased 28%, compared to the same period in 1997. Continued sales gains by the Company's U.K.-based beverage dispensing business, increased sales to soft drink syrup companies, and the addition of Homark, a manufacturer of equipment serving the U.K. beer industry

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Results of Operations - continued

   which was acquired by the Company in December, 1997, led to the sales gains.

   The Company's gross profit was $45.4 million in the second quarter of 1998, which is approximately even with the second quarter of 1998. Gross profit for the six months ended July 5, 1998 increased 16 percent to $82.6 million. The Company's gross profit margin decreased as a percentage of net sales to 25.1 percent in the first six months of 1998 from 26.2 percent in the first six months of 1997. The reduction in margins in the first six of 1998 is attributable to the inclusion, for the full six-month period, of the results of Kysor, which historically has reported lower gross profit margins. The Company's gross profit margins in foodservice increased in the second quarter of 1998 from the same period in 1997 principally due to increased sales of beverage systems and ice machines in 1998. Gross profit margins in food retail declined in the second quarter of 1998 from the same period of the prior year, due to costs and inefficiencies associated with ramp-up of production levels at a new refrigeration systems plant in Columbus, Ga. which opened in July, 1997.

   Selling and administrative expenses of $24.3 million decreased by $0.7 million or 3 percent in the second quarter of 1998 as compared to the second quarter of 1997. Selling and administrative expenses for the first six months of 1998 of $48.6 million increased $7.5 million or 18 percent compared to the same period of 1997. The increase in selling and administrative expenses for the first six months of 1998 is largely attributable to the inclusion of Kysor results for the full six-month period, including amortization of intangibles of $2.8 million, during that period, related to the purchase of Kysor. As a percentage of net sales, selling and administrative expenses decreased in the first six months of 1998 to 14.8 percent from 15.1 percent reported in the first half of 1997. The Kysor business units have historically reported lower gross profit margins, but also lower selling and administrative expenses as a percent of sales, as compared to the balance of the Company's businesses.

   Income from operations of $21.1 million for the second quarter of 1998 increased by $0.6 million or 3 percent from the second quarter of 1997, which reflects increased earnings from gains in sales to foodservice customers. As a percentage of net sales, 1998 second quarter income from operations increased to 12.0 percent, from 11.8 percent in 1997. The increase is the result of gains in sales of products to the foodservice industry, principally ice machines.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------
   Results of Operations - continued
   ---------------------

   The Company's overall income tax rate for the second quarter of 1998 was 45.1 percent compared to 49.1 percent for the second quarter of 1997. The lower income tax rate in 1998 is primarily attributable to a change in Italian law which lowered income tax rates for the Company's businesses operating in Italy.

   Net income for the second quarter of 1998 was $7.9 million, or $0.73 per share diluted, compared to second quarter 1997 net income of $7.1 million, or $0.66 per share. Net income for the first six months of 1998 decreased 1 percent to $10.2 million, or $0.95 per share. The decline in first half 1998 net income principally reflects amortization and interest expense related to the 1997 acquisition of Kysor which was incurred for the full six-month period in 1998, as compared to the period from mid-March through June in 1997.

   The Company has been evaluating its computer software programs and operating systems for Year 2000 compliance. Based on this assessment, the Company determined that it is required to modify portions of its software during 1998 and 1999 so that its computer systems will properly utilize dates beyond December 31, 1999. Based on present information the Company believes that it will be able to achieve Year 2000 compliance, and that the cost associated with achieving such compliance will not have a material effect on its financial condition or results of operations. However, if such upgrades, modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

   The Company is currently communicating with its suppliers and customers regarding Year 2000 compliance within their organizations. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------
   Liquidity and Capital Resources - continued
   -------------------------------

   In addition to financing the Kysor acquisition, proceeds of the FNBC facility were used to pay expenses associated with this acquisition and were used to repay existing long-term debt, including debt outstanding under a former $90.0 million reducing revolving credit agreement and a $20.0 million private placement agreement. This early repayment resulted in an after-tax loss of $633,000 in the first quarter of 1997, which is presented in the accompanying income statement in PART I, ITEM 1 as an extraordinary loss.

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

   The agreement governing the FNBC Facility and other debt agreements to which the Company and its subsidiaries are parties include various financial covenants, including covenants which have the effect of restricting the amount of the Company's dividends to its shareholders. The Company was in compliance with these covenants as of July 5, 1998. Under such covenants, $62.3 million of retained earnings of the Company and $74.0 million of retained earnings of the Company and its wholly-owned subsidiary, Scotsman Group Inc., were restricted as of July 5, 1998. See Note 5 to the financial statements included in this report for a more detailed description of the covenants restricting payments of dividends.

   The Company generated cash flow from operations of $7.9 million for the first six months of 1998 compared to cash flow utilized by operating activities of $7.5 million for the first six months of 1997.


   The following changes occurred in the following balance sheet categories from December 28, 1997, until July 5, 1998, excluding the impact of changes in foreign exchange rates on those categories:

        Inventory decreased by $2.6 million, which reflects improving effectiveness in utilizing inventory at most of the Company's businesses.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             --------------------------------------------------

   Liquidity and Capital Resources - continued
   -------------------------------

        Accounts receivable were $26.3 million higher, primarily as a result of the seasonal nature of sales activity both domestically and in the Company's foreign subsidiaries.

        Trade accounts payable were $6.0 million higher which reflects the impact of seasonal volume.

   Capital expenditures, including those funded through capital leases, decreased $3.4 million, or 43 percent, to $4.5 million for the first six months of 1998 from $7.9 million for the first six months of 1997. Capital expenditures were higher in the first six months of 1997 than the first six months of 1998, due to the inclusion of expenditures incurred in connection with the construction of a new Kysor facility in Columbus, Georgia.

   Cash and temporary cash investments of $15.4 million as of July 5, 1998, decreased by $8.7 million from December 28, 1997, reflecting the decrease in cash balances at the Company's foreign operations. In January, 1998, Scotsman Group Inc. received net dividends of $13.7 million from foreign operations which were then used by Scotsman Group Inc. to reduce borrowing under the FNBC facility.

   Shareholders' equity increased $7.0 million from December 28, 1997, which is primarily attributable to net income of $10.2 million for the first six months of 1998, offset by a reduction in shareholders' equity caused by changes in accumulated foreign currency translation adjustments of $3.3 million and the impact of dividends.

   Short-term debt decreased $9.7 million from December 28, 1997 due to repayment of short-term domestic borrowings. Total debt, including capital leases, was $342.0 million as of July 5, 1998 compared to $350.7 million as of December 28, 1997. The debt to capital ratio was 70 percent at July 5, 1998, compared to 71 percent at December 28, 1997.

   On February 10, 1998, May 14, 1998, and August 13, 1998, the Company's Board of Directors declared a dividend of 2 and one-half cents per share payable to common shareholders of record on March 31, 1998, June 30, 1998, and September 30, 1998, respectively.

   Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 and one-half cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.

   PART II.  OTHER INFORMATION
   ---------------------------

   Item 2.   Recent Sales of Unregistered Securities
             ---------------------------------------

   Each non-employee director of the Company receives, for his services, an annual retainer fee paid in shares of the Company's common stock, par value $0.10 per share (the "Common Stock"), with a total market value of approximately $20,000, determined as of the day immediately preceding the date of the annual meeting of stockholders. Each non-employee director who serves as chairman of the Audit, Compensation, Executive, or Governance Committee of the Board of Directors receives, as compensation for those services, additional shares of Common Stock with a total market value of approximately $3,000, determined as of the same valuation date. On May 14, 1998, a total of 4,718 shares of Common Stock with an aggregate market value of approximately $132,000 were issued to the six non-employee directors of the Company as compensation for their services.

   The offer and sale of such shares has not been registered under the Securities Act of 1933, as amended (the "1933 Act"), and is made in reliance upon the private placement exemption under Section 4(2) of the 1933 Act. All of the shares issued to non-employee directors for their services are issued from treasury stock.


   Item 4.   Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

   The Annual Meeting of Shareholders of Scotsman Industries, Inc. was held on May 14, 1998, for the purpose of electing two directors each to serve for a term of three years and to approve an amendment to the Scotsman Industries Long-Term Executive Incentive Compensation Plan to increase the number of shares that may be issued under the Plan. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

   Both of management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                       Shares                 Broker
                                       Voted      Shares       Non-
                                       "FOR"    "WITHHELD"    Votes
                                     --------   ----------    ------
           Richard C. Osborne        9,656,666   127,194       -0-
           Donald C. Clark           9,658,767   125,093       -0-

   The following persons continued their terms of office as directors of the Company following the Annual Meeting:

        Frank W. Considine, George D. Kennedy, Robert G. Rettig,
        Richard L. Thomas

   In addition, James J. O'Connor was appointed as a director of the Company, effective May 14, 1998, to fill a vacancy then existing on the Board of Directors.

   The amendment to the Scotsman Industries Long-Term Executive
   Compensation Plan was approved. The results of the vote were as follows:

         Shares voted "FOR"                          8,639,578
         Shares voted "AGAINST"                        417,979
         Abstentions                                    34,777
         Broker Non-Votes                              691,526

   Item 6.   Exhibits and Reports
             on Form 8-K
             ---------------------

                  (a)  Exhibits

                       Exhibit 10.1   Long-Term Executive Incentive
                                      Compensation Plan of Scotsman
                                      Industries, Inc., as amended on May
                                      14, 1998

                       Exhibit 27 Article 5 Financial Data Schedule for the Period Ended July 5, 1998.

                  (b) The Registrant filed no Current Reports on Form 8-K during the quarterly period ended July 5, 1998.

                                  SIGNATURE
                                  ---------

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCOTSMAN INDUSTRIES, INC.
                                        --------------------------


   Date      August 19, 1998            By: /s/ Donald D. Holmes
       -------------------------           -----------------------------
                                           Donald D. Holmes
                                           Vice President-Finance
                                             and Secretary

                                EXHIBIT INDEX

   Exhibit                                                Page Number
   Number         Description                             of Exhibit
   --------       -----------                             -----------

   10.1           Long-Term Executive Incentive
                  Compensation Plan of Scotsman
                  Industries, Inc., as amended
                  on May 14, 1998.

   27             Article 5 Financial Data
                  Schedule for the Period Ended
                  July 5, 1998.