Form 10-Q
period 1998-10-04
SCOTSMAN INDUSTRIES INC
filed 1998-11-18
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                               October 4, 1998



      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                      Commission file number  1-10182
                                                              -------
                        Scotsman Industries, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                           36-3635892
   ------------------------     ------------------------------------
   (State of Incorporation)     (I.R.S. Employer Identification No.)

   820 Forest Edge Drive, Vernon Hills, Illinois        60061
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

        Yes   x        No
             ----           ----

   At November 16, 1998 there were 10,595,915 shares of registrant's common stock outstanding.










                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------

                                  FORM 10-Q
                                  ---------

                               OCTOBER 4, 1998


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

                                               FOR THE THREE
                                              MONTHS ENDED
                                          Oct. 4,       Sept. 28,
                                            1998           1997
                                          --------       --------
     Net sales                           $164,421        $159,675

     Cost of sales                        122,857         119,527
                                          --------       --------
             Gross profit                $ 41,564        $ 40,148

     Selling and administrative expenses   21,673          20,572

     Amortization expense                   1,907           1,774
                                          --------       --------
     Income from operations              $ 17,984        $ 17,802

     Interest expense, net                  6,516           6,426
                                          --------       --------

     Income before income taxes          $ 11,468        $ 11,376

     Income taxes                           5,436           5,343
                                         ---------       --------
     Net income                          $  6,032        $  6,033
                                         ========        ========


     Basic EPS (i):

     Net income per common share         $   0.57        $   0.57
                                          ========       ========

     Diluted EPS (ii):

     Net income per common share         $   0.56        $   0.56
                                          ========       ========

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements


   CONDENSED STATEMENT OF INCOME - continued


   (i) BASIC: 'Basic' earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding:
             10,595,915 and 10,558,231 for the three months ended October 4, 1998, and September 28, 1997, respectively. This replaces 'primary' earnings per share, which included common stock equivalents in the calculation. The prior year per share amounts are restated to reflect the current presentation.

   (ii) DILUTED: 'Diluted' net income per share includes options, warrants and convertible securities in the calculation. The total number of shares used in the fully-diluted calculation for the three months ended October 4, 1998, and September 28, 1997, were 10,771,692 and 10,813,359, respectively.




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

                                               FOR THE NINE
                                              MONTHS ENDED
                                         ----------------------------
                                          Oct. 4,        Sept. 28,
                                           1998            1997
                                          --------        ---------
     Net sales                           $493,191        $431,529

     Cost of sales                        369,067         320,284
                                          --------        --------
             Gross profit                $124,124        $111,245

     Selling and administrative expenses   66,507          58,857

     Amortization expense                   5,634           4,592
                                          --------        --------
     Income from operations              $ 51,983        $ 47,796

     Interest expense, net                 20,435          15,207
                                          --------        --------
     Income before income taxes          $ 31,548        $ 32,589

     Income taxes                          15,267          15,605

     Income before extraordinary loss    $ 16,281        $ 16,984

     Extraordinary loss (net of
       income taxes of $422)                    -            (633)
                                          --------       --------
     Net income                          $ 16,281        $ 16,351
                                          ========        ========

     Basic EPS (i):

     Income before extraordinary loss    $   1.54        $   1.61

     Extraordinary loss                         -           (0.06)
                                          --------        --------
     Net income per common share         $   1.54        $   1.55
                                          ========        ========

     Diluted EPS (ii):

     Income before extraordinary loss    $   1.51        $   1.57

     Extraordinary loss                         -           (0.06)
                                          --------        --------

     Net income per common share         $   1.51        $   1.51
                                          ========        ========

   PART I--FINANCIAL INFORMATION
        ITEM 1.  Financial Statements


   CONDENSED STATEMENT OF INCOME - continued


   (i) BASIC: 'Basic' earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding:
             10,588,124 and 10,551,102 for the nine months ended October 4, 1998, and September 28, 1997, respectively. This replaces 'primary' earnings per share, which included common stock equivalents in the calculation. The prior year per share amounts are restated to reflect the current presentation.

   (ii) DILUTED: 'Diluted' net income per share includes options, warrants and convertible securities in the calculation. The total number of shares used in the fully-diluted calculation for the nine months ended October 4, 1998, and September 28, 1997, were 10,776,165 and 10,803,978, respectively.




   See notes to unaudited condensed financial statements.

                                                    SCOTSMAN INDUSTRIES, INC.
                                                     CONDENSED BALANCE SHEET
                                                          (IN THOUSANDS)
                                                        Oct. 4,         Dec. 28,
                    A S S E T S                           1998            1997
                        (unaudited)                     --------        ---------
     CURRENT ASSETS:
          Cash and temporary cash investments          $ 18,829        $ 24,085
          Trade accounts receivable, net of
            reserves of $5,619 and $5,371               130,022         102,880
          Inventories                                    75,848          75,350
          Deferred income taxes                          12,516          12,515
          Other current assets                            8,101          12,266
                                                        -------        --------
                      Total current assets             $245,316        $227,096
     PROPERTIES AND EQUIPMENT, net of
          accumulated depreciation of $61,238
          and $50,866                                    85,947          86,762

     GOODWILL, net                                      285,677         281,855

     DEFERRED INCOME TAXES                               11,999          11,653

     OTHER NONCURRENT ASSETS                             45,092          52,758
                                                        -------        -------
                                                       $674,031        $660,124
                                                       ========        ========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
          Short-term debt and current maturities
           of long-term debt and capitalized
           lease obligations                           $ 18,614        $ 29,519
          Trade accounts payable                         53,382          44,889
          Accrued income taxes                           22,030           4,002
          Accrued expenses                               67,365          69,537
                                                        -------         -------
                Total current liabilities              $161,391        $147,947
     LONG-TERM DEBT AND CAPITALIZED LEASE
        OBLIGATIONS                                     311,529         321,132

     DEFERRED INCOME TAXES                                2,202           2,305

     OTHER NONCURRENT LIABILITIES                        41,516          46,086
                                                        -------         -------
                Total liabilities                      $516,638        $517,470
                                                        =======         =======
     SHAREHOLDERS' EQUITY:
           Common stock, $.10 par value                $  1,078        $  1,076
           Additional paid in capital                    74,181          73,639
           Retained earnings                             94,752          79,266
           Accumulated other comprehensive income       (10,907)         (9,615)
           Less:  Common stock held in treasury          (1,711)         (1,712)
                                                        -------          -------
                   Total Shareholders' Equity          $157,393        $142,654
                                                        -------         --------
                                                       $674,031        $660,124
                                                       ========        ========

     See notes to unaudited condensed financial statements.

                                                    SCOTSMAN INDUSTRIES, INC.
                                                CONDENSED STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)
                                                          (IN THOUSANDS)
                                                               FOR THE NINE
                                                              MONTHS ENDED
                                                            Oct. 4,      Sept. 28,
                                                              1998         1997
                                                            -------       --------
     CASH FLOW FROM OPERATING ACTIVITIES:
          Net income                                       $ 16,281      $ 16,351
          Adjustments to reconcile net income to
           net cash provided by operating activities-
            Depreciation and amortization                    14,734        12,048
          Change in assets and liabilities-
             Trade accounts receivable                      (24,010)      (27,756)
             Inventories                                      1,623         6,272
             Trade accounts payable and other
              liabilities                                    10,410         6,296
             Other, net                                       8,129        (4,433)
          Net cash provided by operating                    -------       -------
            activities                                     $ 27,167     $   8,778
                                                            -------       --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in properties and equipment           $ (6,429)    $  (9,427)
          Proceeds from disposal of property,
           plant and equipment                                   97           113
          Investment in subsidiaries                           (999)         (635)
          Acquisition of Kysor Industrial Corp.                   -      (268,540)
                                                            -------       --------
          Net cash used in investing activities            $( 7,331)    $(278,489)
                                                            -------      --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments under long-term debt
            and capitalized lease obligations              $(51,574)    $ (73,278)
          Issuance of long-term debt                         30,728       353,749
          Dividends paid to shareholders                       (795)         (791)
          Short-term debt, net                                 (470)       (1,873)
          Net cash (used in) provided by                   --------     ---------
           financing activities                            $(22,111)    $ 277,807
          Effect of exchange rate changes on cash           -------      --------
           and temporary cash investments                    (2,981)       (1,406)
     NET (DECREASE) INCREASE IN CASH AND TEMPORARY
              CASH INVESTMENTS                             $ (5,256)    $   6,690
     CASH AND TEMPORARY CASH INVESTMENTS, beginning
          of period                                          24,085        16,501
     CASH AND TEMPORARY CASH INVESTMENTS,                   -------       -------
          end of period                                    $ 18,829     $  23,191
                                                            =======      ========
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
         Interest                                          $ 20,437     $  15,193
                                                            =======      ========
         Income taxes                                      $  5,768     $  18,034
                                                            =======      ========
     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES:
      Investment in properties and equipment through
         issuance of capitalized lease obligations         $   (171)    $    (440)
                                                            =======       =======
     See notes to unaudited condensed financial statements.

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

   (2) INVENTORIES:
   ----------------

   Inventories consisted of the following (in thousands):

                                                Oct. 4,        Dec. 28,
                                                 1998            1997
                                                -------        --------

              Finished goods                   $29,534           $28,564
              Work-in-process                    13,398           13,891
              Raw materials                      32,916           32,895
                                                -------          -------
                   Total inventories            $75,848          $75,350
                                                =======          =======

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

   (Amounts in thousands, except per-share data)
   PRO FORMA  (Unaudited)

   Nine Months Ended                            Oct. 4,        Sept. 28,
                                                  1998            1997
                                                -------         --------

     Net sales                                 $493,191       $470,363
     Net income before
       extraordinary loss                      $ 16,281       $ 14,958
     Net income per common share before
       extraordinary loss                      $   1.51       $   1.38
     Average number of common shares
       outstanding - diluted                     10,776         10,804

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

   Summarized Financial Information (in thousands):

                                                 Oct. 4,         Dec. 28,
                                                  1998             1997
                                                --------         --------
     Current Assets                             $245,316         $227,096
     Noncurrent Assets                           428,715          433,028
                                                --------         --------
     Total Assets                               $674,031         $660,124
     Current Liabilities                        $163,643         $149,690
     Noncurrent Liabilities                      355,247          369,523
                                                --------         --------
     Total Liabilities                          $518,890         $519,213

     For the Nine Months Ended                   Oct. 4,         Sept.28,
                                                  1998             1997
                                                --------         --------
     Net Sales                                  $493,191         $431,529
     Gross Profit                                124,124          111,245
     Income Before Extraordinary Loss           16,363             17,070
     Net Income                                 $ 16,363         $ 16,437

     The Company has not presented separate financial statements and other disclosure concerning Scotsman Group Inc. because the Company's management has determined that such information is not material to the holders of the Senior Subordinated Notes.

   (5) LONG-TERM DEBT COVENANTS AND RESTRICTIONS ON DIVIDENDS
   -----------------------------------------------------------

   In March of 1997, the Company financed the acquisition of Kysor, after giving effect to the divestiture of Kysor's Transportation Products Group and other acquisition related transactions, through a $415 million loan facility established between the Company, Scotsman Group Inc. and certain other subsidiaries and The First National Bank of Chicago as agent for the lenders (the "FNBC Facility"). The agreement governing the FNBC Facility and other debt agreements include various financial covenants. The Company was in compliance with these covenants as of October 4, 1998. One of the covenants in the FNBC Facility has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. At October 4, 1998, consolidated stockholders' equity of the Company was $157.4 million. Under this covenant the amount of retained earnings that was restricted as of October 4, 1998 was $67.1 million. The Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends. Also, under a covenant in the indenture under which the Senior Subordinated Notes were issued, $77.0 million of retained earnings of the Company and its wholly-owned subsidiary Scotsman Group Inc. were restricted as of October 4, 1998.

   (6) COMPREHENSIVE INCOME (LOSS)
   -------------------------------

   As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires reporting certain transactions that result in a change in equity, such as currency translation, unrealized gains and losses and minimum pension liability adjustments, as components of comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. During the first nine months of 1998 and 1997, total comprehensive income amounted to $15.0 million and $11.1 million, respectively. Total comprehensive income for the Company includes net income, foreign currency translation adjustments and deferred compensation adjustments.

   (7) CURRENT AND PENDING ACCOUNTING CHANGES
   ------------------------------------------

   In July, 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February, 1998, FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revised employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of obligations under those plans. The Company is not required to adopt these Statements until December, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

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

   In June, 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value.
   This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is not required to adopt this Statement until January, 2000. The Company is currently evaluating the extent to which its financial statements will be affected by this Statement.

   (8) SUBSEQUENT EVENT
   --------------------

   On November 16, 1998, the Company announced that it acquired a 53 percent controlling interest of Austral Refrigeration Pty. Limited. Austral, a privately-held company based in Australia, is a licensee of the Company's Kysor//Warren product line and the largest manufacturer and installer of supermarket display cases and refrigeration systems in Australia and New Zealand. The Company had previously acquired a 24 percent interest in Austral as part of its 1997 acquisition of Kysor Industrial Corporation, which had increased to 30 percent prior to this latest acquisition. Austral reported sales for its fiscal year ended June 30, 1998 of approximately U.S. $90 million.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Forward-Looking Information
   ---------------------------

   The following discussion and analysis of the Company's financial condition and results of operations contains forward looking statements that involve risks and uncertainties. Such statements include references to the Company's expectations, beliefs, goals, or anticipated results. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. Factors that could cause actual results to differ from those anticipated include (i) the strength or weakness of the various economies in which the Company markets its products, (ii) weather conditions, (iii) the utilization rates of the Company's facilities, (iv) labor difficulties, (v) increased prices of raw materials and purchased components, (vi) scheduling and transportation dislocations, (vii) delays in development of new products or construction of new facilities, (viii) product liability or other lawsuits, warranty claims or return of goods, (ix) foreign currency fluctuations, (x) changes in buying patterns of certain large customers as a result of internal cost-control measures adopted by, or changes in the strategic plans of, those customers, (xi) changes in environmental, health, safety or refrigerant regulations or standards, (xii) the level of the Company's leverage, (xiii) the Company's ability or inability to manage growth, (xiv) the Company's loss of key personnel, and (xv) the failure of the Company or its suppliers to achieve Year 2000 compliance in a timely manner. See the Cautionary Statements included as Exhibit 99 to the Company's most recent Form 10-K filed with the Securities and Exchange Commission for a more detailed discussion of the foregoing and other factors.

   Results of Operations
   ----------------------

   Net sales for the third quarter of 1998 were a record $164.4 million, up $4.7 million or 3 percent from sales for the third quarter of 1997. The Company also reported record sales for the nine months ended October 4, 1998 of $493.2 million, up $61.7 million or 14 percent from sales for the first nine months of 1997. Nine month 1998 results included sales of $208.3 million from the Commercial Products Group of Kysor, which was acquired by the Company in March, 1997. Nine month 1997 results included sales from March 10 through September 28 of $152.7 million from Kysor.

   Sales to the food retail industry, consisting primarily of sales to supermarkets and convenience stores, represented 43 percent of the Company's sales in the third quarter and 44 percent of sales in the

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             --------------------------------------------------

   Results of Operations - continued
   ---------------------
   first nine months of 1998. Products sold to the food retail industry include refrigerated display cases, mechanical refrigeration systems, walk-in coolers and freezers, and commercial ice machines. Food retail sales increased $3.8 million to $71.3 million in the third quarter of 1998, compared to the third quarter of 1997. Sales to the food retail industry for the first nine months of 1998 were $214.6 million, an increase of $17.3 million, or 9 percent, over pro forma nine month 1997 sales of $197.3 million. The 6 percent increase in food retail sales during the third quarter of 1998 was primarily due to continuing strong sales of walk-in coolers and freezers. Sales of refrigerated display cases increased modestly during the third quarter over the same quarter of 1997, while the Company's backlog of orders from supermarkets remained ahead of last year's third quarter level.

   Sales to the commercial foodservice industry, consisting primarily of sales to primarily restaurants, hotels, motels, bottlers, brewers and the Company's distribution network, represented 57 percent of the Company's sales for the third quarter of 1998 and 56 percent of sales for the first nine months of 1998. Products sold to the commercial foodservice industry include commercial ice machines, food preparation and storage equipment, and beverage systems products. Sales to foodservice customers were $93.1 million in the third quarter of 1998, an increase of 1 percent over the prior year period. Sales to foodservice customers in the first nine months of 1998 were $278.6 million, an increase of 2 percent compared to the same period in 1997.

   Worldwide ice machine sales to the foodservice industry were $45.4 million in the third quarter of 1998, an increase of 3 percent over the same period of 1997. Ice machine sales in the first nine months of 1998 increased 5 percent over the first nine months of 1997. Ice machine sales have benefitted from strong growth in the overall domestic ice machine market during the third quarter and first nine months of 1998. Sales of ice machines at the Company's foreign operations have slowed, however, reflecting a recent slowing of demand in Europe.

   Sales of food preparation and storage equipment decreased 8 percent to $29.6 million in the third quarter of 1998, compared to the third quarter of 1997. Sales of food preparation and storage equipment decreased 13 percent in the first nine months of 1998, compared to the same period of 1997. While sales during the quarter were at the highest level in the past year, they were below last year's third

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             --------------------------------------------------

   Results of Operations - continued
   ---------------------

   quarter level due to lower sales to national chain customers. Sales of food preparation and storage equipment decreased in the first nine months of 1998 from 1997 levels primarily as a result of substantially lower sales to Boston Market in the first half of 1998 than in the same period of 1997 at the Company's Delfield business unit.

   Sales of beverage systems increased 8 percent to $20.0 million in the third quarter of 1998, compared to the third quarter of 1997. September year-to-date sales increased 21%, compared to the same period in 1997. Sales gains by the Company's domestic beverage dispensing business and the addition of Homark, a manufacturer of equipment serving the U.K. beer industry which was acquired by the Company in December, 1997, led to the increase in the third quarter. Third quarter 1998 sales of beverage systems in Europe slowed from the strong levels of increases reported during the first six months of 1998 as demand in Europe weakened.

   The Company's gross profit increased by $1.4 million, or 4 percent, to $41.6 million in the third quarter of 1998 from $40.1 million in the third quarter of 1997. Gross profit for the nine months ended October 4, 1998 increased 12 percent to $124.1 million. The Company's gross profit margin as a percentage of net sales remained virtually constant in the third quarter of 1998 compared to the third quarter of 1997. Gross profit and gross profit margin in foodservice increased strongly in the third quarter of 1998 over 1997 due to increased sales of beverage systems and ice machines in 1998, and improving operating margins in food preparation and storage equipment, as the benefits of ongoing internal process improvements are beginning to be realized . This increase was largely offset by a decline in margins in food retail in the third quarter of 1998 from the same period of 1997 due to costs and inefficiencies associated with ramp-up of production levels at a new refrigeration systems plant in Columbus , Ga. which opened in July, 1997.

   The increase in the Company's gross profit for the first nine months of 1998 is partially attributable to the impact of the Kysor acquisition. Gross profit margins for the first nine months of 1998 decreased to 25.2 percent in 1998 from 25.8 percent in the same period of 1997. The reduction in margins in the first nine of 1998 is attributable to the inclusion, for the full nine-month period, of the results of Kysor, which historically has reported lower gross profit margins. Costs and inefficiencies associated with the new

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             --------------------------------------------------

   Results of Operations - continued
   ---------------------

   refrigeration systems plant also contributed to the decrease in margins in the 1998.

   Selling and administrative expenses of $23.6 million increased by $1.2 million or 6 percent in the third quarter of 1998 as compared to the third quarter of 1997. Selling and administrative expenses for the first nine months of 1998 of $72.1 million increased $8.7 million or 14 percent compared to the same period of 1997. The increase in selling and administrative expenses for the first nine months of 1998 is largely attributable to the inclusion of Kysor results for the full nine-month period, including amortization of intangibles of $4.2 million, during that period, related to the purchase of Kysor. As a percentage of net sales, selling and administrative expenses remained constant in the first nine months of 1998 with the first nine months of 1997.

   Income from operations of $18.0 million for the third quarter of 1998 increased by $0.2 million or 1 percent from the third quarter of 1997, which reflects increased earnings from gains in sales to foodservice customers, and improved operating margins in food preparation and storage equipment. As a percentage of net sales, 1998 third quarter income from operations decreased to 10.9 percent, from 11.1 percent in 1997.

   The Company's overall income tax rate for the third quarter of 1998 was 47.4 percent compared to 47.0 percent for the third quarter of 1997. The income tax rate includes the impact of $1.4 million per quarter of amortization of intangibles resulting from the Kysor Acquisition, which is not tax deductible.

   Net income for the third quarter of 1998 was $6.0 million, or $0.56 per share diluted, which is equal to third quarter 1997 net income and net income per share. Net income for the first nine months of 1998 was also essentially equal with 1997 at $16.3 million, or $1.51 per share diluted. 1998 net income includes amortization and interest expense related to the 1997 acquisition of Kysor which was incurred for the full nine-month period in 1998, as compared to the period from mid-March through September in 1997. Net income for the first nine months of 1997 included an extraordinary charge of $0.6 million, or $0.06 per share, incurred for the early retirement of debt.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Year 2000 Compliance
   --------------------

   The Company uses software and other related technologies throughout its business that will be affected by the date change in year 2000. The three areas where year 2000 issues may affect the Company include
   (1) information technology (IT) systems, including computer hardware and software, (2) non-IT systems such as manufacturing or office equipment and other infrastructure which rely on imbedded computer chips to operate, and (3) third parties with significant relationships with the Company, such as suppliers, customers, and service providers.

   The Company has substantially completed an assessment of its computer
   (IT) systems and is in the process of executing plans to resolve issues identified in these systems. The resolution of issues involves converting or modifying systems, replacing systems, and testing of systems used in various applications throughout the Company to ensure that information can be accurately processed in the year 2000. The Company is approximately 50 percent complete in modifying or replacing IT systems, and expects completion by mid-1999.

   The Company is still in the process of assessing non-IT systems and equipment, consisting primarily of factory production equipment. Based on information currently available, testing and remediation of issues identified in non-IT systems is estimated to be completed by mid-1999.

   It is currently estimated that the aggregate cost of the Company's year 2000 efforts will be approximately $3 million, of which approximately $1.6 million has been incurred to date. All of the costs are being funded through operating cash flow.

   The Company is also taking steps to assess the year 2000 readiness of significant third parties. These steps include contacting suppliers, customers and service providers that are believed to be critical to the business operations after January 1, 2000 to determine their stage of year 2000 compliance through questionnaires, interviews, on-site visits, and testing. These activities are currently in process.

   While the Company's year 2000 readiness plans are underway, the consequences of non-compliance by the Company, or its significant suppliers, customers or service providers could have a material adverse impact on the Company's operations. Although the Company does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by third parties that are significant to it.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             --------------------------------------------------

   Year 2000 Compliance - continued
   --------------------

   Some of the possible consequences of non-compliance by the Company or the significant third parties include, among other things, temporary plant closings, delays in the receipt and delivery of raw materials and products, invoice and collection errors, and obsolescence of inventory. Given this risk, the Company intends to develop contingency plans to mitigate possible disruption in business operations that may result from year 2000 related interruptions. Contingency plans may include increasing safety stocks of raw materials, securing alternative suppliers, or other appropriate measures.

   The Company's year 2000 activities are an ongoing process and the estimates of costs and completion dates for various activities described above are subject to change.

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

   In 1997, the Company's wholly-owned subsidiary Scotsman Group Inc. issued $100 million of 8-5/8% Senior Subordinated Notes (the "Notes") and used the net proceeds of the Notes to repay $30 million of the term loan under the FNBC Facility and also to repay amounts outstanding under the revolving credit portion of the FNBC Facility. During the first three fiscal quarters of 1998, the Company repaid $17.5 million of the term loan, as required under the FNBC Facility.

   The agreement governing the FNBC Facility and other debt agreements to which the Company and its subsidiaries are parties include various financial covenants, including covenants which have the effect of restricting the amount of the Company's dividends to its shareholders. The Company was in compliance with these covenants as of October 4, 1998. Under such covenants, $67.1 million of retained earnings of the Company and $77.0 million of retained earnings of the Company and its wholly-owned subsidiary, Scotsman Group Inc., were restricted as of October 4, 1998. See Note 5 to the financial statements included in this report for a more detailed description of the covenants restricting payments of dividends.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             --------------------------------------------------

   Liquidity and Capital Resources - continued
   -------------------------------

   The Company generated cash flow from operations of $27.2 million for the first nine months of 1998 compared to cash flow provided by operating activities of $8.8 million for the first nine months of 1997.

   The following changes occurred in the following balance sheet categories from December 28, 1997, until October 4, 1998, excluding the impact of changes in foreign exchange rates on those categories:

        Inventory decreased by $1.6 million, which reflects improved effectiveness in utilizing inventory at most of the Company's businesses.

        Accounts receivable were $24.0 million higher, primarily as a result of the seasonal nature of sales activity both domestically and in the Company's foreign subsidiaries.

        Trade accounts payable were $6.6 million higher which reflects the impact of seasonal volume.

   Capital expenditures, including those funded through capital leases, decreased $3.3 million, or 33 percent, to $6.6 million for the first nine months of 1998 from $9.9 million for the first nine months of 1997. Capital expenditures were higher in the first nine months of 1997 than the first nine months of 1998, due to the inclusion of expenditures incurred in connection with the construction of a new Kysor facility in Columbus, Georgia.

   Cash and temporary cash investments of $18.8 million as of October 4, 1998, decreased by $5.3 million from December 28, 1997, reflecting the decrease in cash balances at the Company's foreign operations. In January, 1998, Scotsman Group Inc. received net dividends of $13.7 million from foreign operations which were then used by Scotsman Group Inc. to reduce borrowing under the FNBC facility.

   Shareholders' equity increased $14.7 million from December 28, 1997, which is primarily attributable to net income of $16.3 million for the first nine months of 1998, offset by a reduction in shareholders' equity caused by changes in accumulated foreign currency translation adjustments of $1.3 million and the impact of dividends.

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             --------------------------------------------------

   Liquidity and Capital Resources - continued
   -------------------------------

   Short-term debt decreased $10.9 million from December 28, 1997 due to repayment of short-term domestic borrowings. Total debt, including capital leases, was $330.1 million as of October 4, 1998 compared to $350.7 million as of December 28, 1997. The debt to capital ratio was 68 percent at October 4, 1998, compared to 71 percent at December 28, 1997.

   On February 10, 1998, May 14, 1998, and August 13, 1998, the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 31, 1998, June 30, 1998, and September 30, 1998, respectively.

   Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.

   PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports
             on Form 8-K
             ---------------------

             (a)  Exhibits

                  Exhibit 27 Article 5 Financial Data Schedule for the Period Ended October 4, 1998.

             (b) The Registrant filed no Current Reports on Form 8-K during the quarterly period ended October 4, 1998.

                                  SIGNATURE
                                  ---------

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SCOTSMAN INDUSTRIES, INC.
                                     -------------------------


   Date      November 18, 1998       By: /s/ Donald D. Holmes
             -----------------       ------------------------
                                     Donald D. Holmes
                                     Vice President-Finance
                                     and Secretary

                                EXHIBIT INDEX

   Exhibit                                      Page Number
   Number         Description                   of Exhibit
   -------        -----------                   ------------

   27             Article 5 Financial Data           26
                  Schedule for the Period Ended
                  October 4, 1998.