Form 10-K
period 1999-01-03
SCOTSMAN INDUSTRIES INC
filed 1999-03-24
CIK 846660

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1999.

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

Securities registered pursuant to Section 12(b) of the Act


                                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                   ON WHICH REGISTERED
Common stock, $0.10 par value                                     New York Stock Exchange
Common stock purchase rights, no par value                        New York Stock Exchange

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

At March 5, 1999, there were 10,602,748 shares of registrant's common stock outstanding, and the aggregate market value of the voting stock held by nonaffiliates of the registrant as of such date was approximately $202.9 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 13, 1999 (the "1999 Proxy Statement"): Part III.

PART I

ITEM 1. BUSINESS

Scotsman Industries, Inc. (together with its subsidiaries, "Scotsman" or the "Company") is a leading international manufacturer and marketer of a diversified line of commercial refrigeration products. The Company markets and sells its products to customers in the foodservice and food retail industries. Customers in the foodservice industry include restaurants, hotels, motels, soft-drink bottlers and brewers, and customers in the food retail industry include supermarkets and convenience stores.

Scotsman was incorporated as a Delaware corporation in 1989 in connection with Household International, Inc.'s ("Household") spin-off of its commercial foodservice equipment operations. Effective April 14, 1989, Scotsman became publicly traded on the New York Stock Exchange and its operations ceased to be owned by Household.

The Company conducts its business through the Scotsman Ice Systems division of its wholly-owned subsidiary, Scotsman Group Inc. ("SGI"), and through wholly-owned subsidiaries of SGI. SGI's wholly-owned domestic subsidiaries include Kysor Industrial Corporation ("Kysor"), The Delfield Company ("Delfield"), and Booth, Inc. Kysor was acquired by the Company in March 1997 (see "1997 Acquisitions"), and Delfield was acquired in April 1994.

SGI's wholly-owned foreign subsidiaries include Frimont S.p.A. ("Frimont") and Castel MAC S.p.A. ("Castel MAC"), both located in Italy; Whitlenge Drink Equipment Limited ("Whitlenge") and Homark Holdings Ltd. ("Homark"), both located in the United Kingdom; Hartek Beverage Handling GmbH, located in Germany ("Hartek"); Hartek Awagem Vertriebsges m.b.H., a Hartek distributor located in Austria (together with Hartek, the "Hartek entities"); and Scotsman Ice Systems Shenyang Company Limited ("Scotsman Ice Systems China"), located in China. The Company acquired Homark in December 1997 (see "1997 Acquisitions"), Hartek in December 1995 and Whitlenge in April 1994.

Scotsman Ice Systems China was formed in June 1995 as a joint-venture company between SGI and a Chinese company, Shenyang Xinle Precision Machinery Company. The Company increased its ownership interest in the joint-venture company from 60 percent to 100 percent in 1997. The Company also acquired a controlling interest in Austral Refrigeration Pty. Ltd., an Australian company ("Austral"), in 1998 (see "1998 Acquisitions").

FOODSERVICE EQUIPMENT BUSINESS

The Company manufactures and sells a diversified line of commercial refrigeration products used in the foodservice industry. In the United States, those products include (1) ice machines manufactured and sold by both Scotsman Ice Systems and Booth (under its Crystal Tips brand), (2) food preparation and storage equipment, including food preparation workstations, refrigerators and freezers, and air ventilating equipment, manufactured and sold by Delfield, (3) beverage systems manufactured and sold by Booth, and (4) walk-in coolers and freezers manufactured and sold by the Kysor Panel Systems division of Kysor. Outside the United States those products include (1) ice machines manufactured and sold by Frimont, Castel MAC and the Company's Chinese subsidiary, (2) beverage systems manufactured and sold by Whitlenge, Hartek and Homark, and (3) a limited line of refrigerated cabinets, dough retarders and blast freezers manufactured and sold by Castel MAC.

FOOD RETAIL EQUIPMENT BUSINESS

The Company also manufactures and sells a diversified line of commercial refrigeration products used in the food retail industry. In the United States, those products consist primarily of refrigerated display cases manufactured and sold by the Kysor//Warren division of Kysor and walk-in coolers and freezers manufactured and sold by the Kysor Panel Systems division of Kysor. The Company also sells commercial ice machines to domestic food retail customers (primarily supermarkets) through Scotsman Ice Systems and Booth (under its Crystal Tips brand). Outside the United States, the Company manufactures and sells refrigerated display cases and installs and services food retail equipment in the Australian and New Zealand markets through Austral. The Company also sells commercial ice machines to food retail customers (primarily in Europe) through Frimont.

1998 ACQUISITIONS

In March 1997, the Company acquired, as a result of its acquisition of Kysor, indirect ownership of 24 percent of the outstanding shares of Austral, the parent company of Kysor//Warren Australia, Pty. Ltd., a licensee and manufacturer of Kysor refrigerated display cases primarily in Australia ("Kysor//Warren Australia"). Kysor//Warren Australia is a leading supplier of refrigerated display cases to food retail customers in the Australian market. As the result of Austral's 1998 repurchase of some of its shares, the Company's ownership interest in Austral increased to 30 percent. In November 1998, the Company acquired, through Kysor, an additional 23 percent of the outstanding stock of Austral, thereby increasing its ownership interest in Austral to a 53 percent controlling interest. Austral reported sales of $91 million in its fiscal year ended June 30, 1998.

In connection with its acquisition of a controlling interest in Austral, the Company, through Kysor, also entered into a put option agreement with the minority shareholders of Austral under which the minority shareholders have the right to require Kysor to acquire some or all of the remaining Austral shares at a purchase price per share equal to a multiple of Austral's net after-tax income for the preceding one or two fiscal year period, depending on the date of exercise, divided by the number of Austral shares outstanding on the date of exercise. The put is exercisable between October 1 and October 31 of each year, beginning October 1999. Kysor's obligation to purchase Austral shares in 1999 and 2000 is capped at an aggregate amount equal to Austral's net after-tax income in its fiscal year immediately preceding the date on which the put option is exercised and is at all times subject to Kysor's ability to complete the purchase in compliance with all covenants governing any then outstanding SGI debt or financing arrangements.

In December 1998, Scotsman Drink Ltd., an intermediate holding company of the Company's United Kingdom subsidiaries, purchased a one-third stake in Total Cellar Systems, an installer and servicer of beer dispensing equipment in the United Kingdom for an amount less than $1.0 million.

1997 ACQUISITIONS

In March 1997, Scotsman acquired Kysor (the "Kysor Acquisition"), which at the time was comprised of the Commercial Products Group, through which Kysor's refrigerated display case and walk-in cooler and freezer businesses were conducted, and the Transportation Products Group, through which Kysor sold a line of products to the transportation industry. The Company paid approximately $311 million in cash and assumed $35.0 million in debt, net of cash, for both the Commercial Products Group and the Transportation Products Group. Concurrent with the Kysor Acquisition, Scotsman sold substantially all of the assets of the Transportation Products Group for $86 million (approximately $71 million net of taxes) to a subsidiary of Kuhlman Corporation. Including estimated transaction and severance costs of $22.5 million, the net purchase price for the Commercial Products Group was approximately $298 million. The subsidiary of Kuhlman Corporation assumed substantially all liabilities related to the Transportation Products Group, including environmental and product liabilities.

In December 1997, the Company acquired 100 percent of the outstanding shares of Homark Holdings Limited, a U.K.-based beverage equipment company ("Homark"). Homark is a leading manufacturer of counter dispense fonts, counter-mount dispensers, and line and shelf coolers sold primarily to the U.K. beer industry. Homark's annual revenues are approximately $10 million. The Company purchased Homark for approximately $5.6 million.

PRODUCTS

The principal commercial products of Scotsman are refrigerated display cases and mechanical refrigeration systems, ice machines, food preparation and storage equipment, walk-in coolers and freezers, and beverage systems. Scotsman also manufactures self-leveling tray and plate dispensers, and ventilation systems. In addition to commercial refrigeration products, Scotsman manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance market.

Refrigerated Display Cases

Through its Kysor//Warren operating unit, Scotsman designs and manufactures display cases and mechanical refrigeration systems sold primarily to supermarkets. Refrigerated display cases are used by supermarkets and convenience stores to display perishable food items such as frozen foods, vegetables, deli items, dairy products and prepared meals. Remote mechanical refrigeration systems are located away from a store's customer area and provide power, air filtration and circulation and temperature controls to the refrigerated display cases located within the store. These products are sold under the Kysor//Warren trademark. Kysor//Warren Australia, a subsidiary of Austral, is a leading supplier of refrigerated display cases in the Australian and New Zealand markets.

Sales of refrigerated display cases accounted for approximately 30 percent and 27 percent of the Company's sales in fiscal years 1998 and 1997, respectively.

Ice Machines

The Company manufactures and markets commercial ice-making machines under the Scotsman and Crystal Tips trademarks worldwide, under the Icematic and Simag trademarks in Europe, the Middle East, Africa and Asia, and under various brands through other dealer networks. The Company sells a diversified line of commercial ice machines that produce four forms of ice: cubes (consisting of contour, lenticular, gourmet and dice), flake, nugget and scale. Each type of ice is designed and marketed for specific applications and capacity ranges from 50 to 5,000 pounds of ice per day. The Company's ice machines are either self-contained units, which make, store, and in some cases, dispense ice, or modular units, which make, but do not store ice. Scotsman also manufactures and sells ice storage bins to accompany modular units.

The Company manufactures and markets commercial ice machines and related components through its Italian subsidiaries, Castel MAC and Frimont, under the Icematic, Scotsman and Simag trademarks, for sale in Italy and for export primarily to Eastern and Western Europe, the Middle East, Africa and Asia. Scotsman manufactures ice machines for the Chinese market through Scotsman Ice Systems China. In China, the Company markets its ice machines under the Scotsman name. The Company also markets the Crystal Tips line internationally through three export marketing firms based in the United States and Canada.

A significant percentage of the sales of the Company's commercial ice machines are to the full-service and fast-food restaurant industry. Other major end-user customers include hotels and motels, health care facilities, convenience stores, schools, supermarkets, and government and military facilities. In addition to commercial ice machines, Scotsman also manufactures compact consumer ice machines and refrigerators for the luxury segment of the consumer appliance markets.

Scotsman's commercial ice machine business accounted for 27 percent, 29 percent, and 49 percent of the Company's sales in fiscal years 1998, 1997 and 1996, respectively.

Food Preparation and Storage Equipment

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

Sales of food preparation and storage equipment accounted for approximately 16 percent, 21 percent and 32 percent of Scotsman's sales in fiscal years 1998, 1997 and 1996, respectively.

Walk-in Coolers and Freezers

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

Sales of walk-in coolers and freezers accounted for approximately 14 percent and 11 percent of the Company's sales in fiscal years 1998 and 1997, respectively.

Beverage Systems

In the United States, Scotsman manufactures soft-drink dispensing equipment through its wholly-owned subsidiary, Booth. Booth manufactures and markets a complete line of non-coin operated soft-drink dispensing products and accessories. Booth offers both pre-mix and post-mix dispensers, which can either be ice-cooled or electrically-cooled, as well as ice and drink dispensers, hand-operated valves and other related accessory products used in the fountain market. Booth manufactures and markets the three major product categories of beverage systems (mechanically refrigerated, ice cooled and ice/drink) to major soft-drink companies.

In Europe, Scotsman manufactures and markets soft-drink and draught beer dispensing equipment, and related products, under the Whitlenge, Homark and Hartek brand names through its Scotsman Drink Ltd. and Hartek Beverage Handling GmbH subsidiaries. Both Whitlenge and Hartek manufacture and market a wide range of beer and soft-drink coolers and related equipment. Homark manufactures counter dispense fonts, counter-mount dispensers, and line and shelf coolers, which are marketed through Whitlenge.

The Company is a 50 percent partner in SAW Technologies, a joint venture formed in August 1996 to develop technologically advanced electronic beverage dispensing valves. The joint venture's product presently being sold to a major soft-drink bottler in the United Kingdom, uses technology which will be incorporated in products for other customers and markets. The product differentiates between and monitors different types of soft-drink syrups, continuously regulates the flow and mix of syrups and carbonated water, and can dispense other beverages such as fruit juices, where pulp presents difficulties for most of the current generation of mechanical valves.

Sales of beverage systems accounted for approximately 13 percent, 12 percent and 19 percent of Scotsman's sales in fiscal years 1998, 1997 and 1996, respectively.

MARKETING AND DISTRIBUTION

Scotsman's sales and distribution network, which extends through over 100 countries, uses a combination of direct sales to national accounts, exclusive and non-exclusive distributors and independent dealers, wholesalers and sales representatives. Scotsman has approximately 330 sales and marketing employees, relationships with over 300 exclusive distributors in over 50 countries, and approximately 3,300 independent dealers, distributors, wholesalers and sales representatives in over 100 countries. While each business unit has its own marketing organization which is responsible for the marketing and distribution of its products, certain salespeople and distributors may handle more than one of the Company's product lines.

Refrigerated Display Cases

Kysor//Warren primarily sells refrigerated display cases directly to large supermarket and convenience store chains through its direct sales force. A smaller portion of Kysor//Warren sales are made through independent commercial refrigeration distributors that market to independent and small chain supermarkets and convenience stores.

Ice Machines

In the United States, both of the Company's Scotsman and Crystal Tips brands maintain their own independent distribution networks. Scotsman Ice Systems has approximately 85 distributors and Crystal Tips has approximately 68 distributors in the United States. Scotsman also owns and operates one of its largest distributors in Southern California, which it purchased upon the retirement of the former owners. Outside the United States, Crystal Tips has over 29 distributors. Outside the United States, Castel MAC and Frimont combined have approximately 1,200 dealers and 150 distributors in Eastern and Western Europe, Africa, the Middle East and Asia. In the majority of countries served, Castel MAC and Frimont each sell through separate distribution channels. Frimont's Simag brand is sold through a separate distribution network of 25 distributors and 200 dealers in Eastern and Western Europe, Africa, the Middle East and Asia. The Company's Chinese subsidiary sells commercial ice machines in China through its own distribution network.

Distributors generally do not carry competing brands of ice machines. Distributors and dealers of each brand maintain inventories of replacement parts and are trained to install and service the equipment. Independent service dealers also install and service the equipment. The servicing functions performed by distributors and dealers are particularly important because ice machines typically require more service, due to variable water conditions, than other major appliances such as refrigerators. The Company also maintains inventories of replacement parts to support its ice machine product line.

Scotsman sells commercial ice machines directly to national customers such as large restaurant chains, hotels, motels, soft-drink bottlers, and to state and federal governments. The Company sells consumer ice machines and refrigerators primarily through luxury consumer appliance distributors who sell to dealers.

Food Preparation and Storage Equipment

Delfield sells its products directly to national accounts such as large restaurant chains. Delfield also sells equipment through a network of approximately 1,400 non-exclusive dealers and approximately 28 independent sales representative firms. Such non-exclusive dealers generally carry competing lines of equipment. In Europe, Castel MAC sells to the European commercial bakery industry through dealers and agents specializing in that industry.

Walk-in Coolers and Freezers

Kysor Panel Systems sells its walk-in coolers and freezers directly to large supermarket chains primarily through its marketing and direct sales force. Kysor Panel Systems also sells to smaller independent supermarkets and convenience stores through a network of approximately 600 distributors, dealers and wholesalers.

Beverage Systems

Booth sells its beverage systems directly to soft-drink bottlers franchised or owned by large soft-drink companies. The systems are often labeled with the customer's name or trademark and the names of the beverages that will be dispensed. Whitlenge sells directly to soft-drink bottlers and brewers in the United Kingdom, while Hartek sells directly to soft-drink bottlers in Germany. Whitlenge and Hartek jointly export directly to bottlers and brewers through a direct sales force and distributors and local agents in various markets throughout Greater Europe and Africa. Products carrying the Homark brand name are primarily sold to the U.K. brewery market through the Whitlenge distribution network.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

For financial information pertaining to the Company's foreign and domestic operations refer to Note 15, "Business Segment Information," in Financial Statements and Supplementary Data in Item 8 of this report.

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

The Company or its subsidiaries have been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes in connection with a number of hazardous waste sites, including a number of sites associated with the former Transportation Products Group of Kysor (see "1997 Acquisitions"). Under existing environmental laws, PRPs are jointly and severally responsible for the cost of clean-up and other remedial action at these sites, and each PRP is therefore potentially responsible for the full cost of remediation. As a practical matter, however, costs are generally shared with other PRPs, based on each PRP's relative contribution to the problem. Moreover, the purchaser of the Transportation Products Group has assumed all environmental liabilities associated with that business. Notwithstanding the assumption of liabilities by the purchaser, under applicable environmental laws the Company could incur liabilities related to these and other unknown environmental matters. Based on the foregoing factors, the relative size of the Company's contribution to the sites for which it has been named as a PRP (including those sites associated with Kysor's former Transportation Products Group), currently available information about the cost of remediation at such sites and the probability that other PRPs, many of which are large, solvent public companies, will pay the costs apportioned to them, the Company does not believe that any liability imposed in connection with such environmental proceedings, either individually or in the aggregate, will have a material adverse effect upon the Company's financial condition or its results of operations.

COMPETITION

The primary markets for Scotsman's products are highly competitive. The most significant competitive factors are product reliability and performance, service and price, with the relative importance of such factors varying among product lines. The Company has a number of competitors in each product line that it offers. Many of the Company's competitors are small, privately-owned companies. Some of the Company's competitors, however, are divisions of larger companies, and some have greater financial resources than the Company. Some of the Company's largest competitors include IMI Cornelius, plc, with whom the Company competes in beverage systems in the U.S. and Europe; Hussmann International Inc., with whom the Company competes in refrigerated display cases and related equipment in the U.S. and Australia; the Tyler division of United Technologies Corporation, with whom the Company competes in refrigerated display cases and related equipment in the U.S.; the Hill Phoenix division of Dover Corporation, with whom the Company competes in refrigerated display cases and related equipment in the U.S.; and The Manitowoc Company, Inc., with whom the Company competes in ice machines, food storage equipment, beverage systems and walk-in coolers and freezers in the U.S. Furthermore, the Company believes that the foodservice equipment industry and the food retail industry recently have begun to undergo significant consolidation as foodservice chains and supermarkets reduce their supplier base. Such consolidation could have an effect on the Company's future competitive position.

RESEARCH AND DEVELOPMENT

Scotsman conducts extensive research and development programs in each of its product lines. These programs seek to develop product improvements and achieve cost reductions, as well as develop new products. Approximately 76 employees of the Company are engaged in research and development. Scotsman's total research and development expenditures for fiscal years 1998, 1997 and 1996 were approximately $7.0 million, $6.2 million and $5.6 million, respectively.

RAW MATERIALS

The principal materials used in the manufacture of Scotsman's products are refrigeration components, including compressors, condensers, motors and controls, and raw materials, including stainless steel, galvanized steel, aluminum, copper, plastics, glass, foam insulation, brass and wood. These materials are readily available from several sources, and Scotsman has not experienced difficulties with respect to their availability.

GENERAL

Customers

Although no single customer accounted for 10 percent or more of Scotsman's 1998 net sales on a historical basis, some of the Company's operating units are dependent upon a limited number of major customers, most of which do not have long-term purchase contracts with the Company. The Company's five largest customers represented approximately 20 percent of the Company's net sales in 1998. Sales of certain products, including, in particular, refrigerated display cases and food preparation and storage equipment, are largely dependent upon the expansion and renovation programs of the Company's large chain customers.

Backlog of Orders

The backlog of unshipped orders at the end of fiscal years 1998 and 1997 was $126.2 million and $119.9 million, respectively. The backlog is concentrated in the Company's Kysor//Warren and Kysor Panel Systems food retail businesses. The Company expects that all of the orders in the backlog at the end of fiscal year 1998 will be shipped during 1999.

Seasonality

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

Patents and Trademarks

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

Associates

As of January 3, 1999, Scotsman employed approximately 4,500 associates, including the associates of Austral, in which the Company has a 53 percent controlling interest. Approximately 1,700 of the Company's associates were covered by collective bargaining agreements at that time. The Company believes its relationships with associates are generally good. A new four-year collective bargaining agreement at the Company's Delfield unit in Mt. Pleasant, Michigan, became effective in April 1998.

ITEM 2. PROPERTIES

The following chart lists the domestic and international active manufacturing, distribution and office facilities owned or leased by Scotsman and the primary facilities of joint ventures in which Scotsman has an interest:


DOMESTIC FACILITIES
LOCATION                           DESCRIPTION                       PRINCIPAL PRODUCT                     OWNED/LEASED
-------------------------          ----------------------------      -----------------------------         ------------
Goodyear, Arizona                  Plant and Office;                 Walk-in Coolers and Freezers          Leased
                                   50,000 sq. ft.
LaVerne, California                Distribution Facility;            Ice Machines                          Leased
                                   3,000 sq. ft.
Columbus, Georgia                  Plant and Office;                 Refrigerated Display Cases            Owned
                                   297,000 sq. ft.
Columbus, Georgia                  Plant and Office;                 Refrigeration Systems                 Owned
                                   154,000 sq. ft.
Columbus, Georgia                  Warehouse;                        Refrigerated Display Cases            Leased
                                   23,000 sq. ft.
Conyers, Georgia                   Plant and Office;                 Refrigerated Display Cases            Owned
                                   480,000 sq. ft.
Conyers, Georgia                   Warehouse;                        Refrigerated Display Cases            Leased
                                   81,000 sq. ft.
Vernon Hills, Illinois             Office;                           Ice Machines                          Leased
                                   36,000 sq. ft.
Vernon Hills, Illinois             Office;                           Corporate Headquarters                Leased
                                   9,000 sq. ft.
South Bend, Indiana                Plant and Office;                 Refrigerated Display Cases            Owned
                                   102,000 sq. ft.
Des Moines, Iowa                   Plant, Warehouse and Office;      Refrigerated Display Cases            Leased
                                   57,000 sq. ft.
Mt. Pleasant, Michigan             Plant and Office;                 Food Preparation and                  Owned
                                   347,000 sq. ft.                   Storage Equipment
Portland, Oregon                   Plant and Office;                 Walk-in Coolers and Freezers          Owned
                                   88,000 sq. ft.
Fairfax, South Carolina            Plant and Warehouse;              Ice Machines                          Owned
                                   327,000 sq. ft.
Covington, Tennessee               Plant and Office;                 Food Preparation and                  Leased
                                   188,000 sq. ft.                   Storage Equipment
Johnson City, Tennessee            Plant and Office;                 Walk-in Coolers and Freezers          Leased
                                   110,000 sq. ft.
Dallas, Texas                      Plant and Office;                 Ice Machines and                      Leased
                                   170,000 sq. ft.                   Beverage Systems
Fort Worth, Texas                  Plant and Office;                 Walk-in Coolers and Freezers          Owned
                                   118,000 sq. ft.
Fort Worth, Texas                  Office;                           Walk-in Coolers and Freezers          Leased
                                   17,000 sq. ft.

INTERNATIONAL FACILITIES
LOCATION                               DESCRIPTION                 PRINCIPAL PRODUCT                    OWNED/LEASED
-------------------------------        -------------------------   ---------------------------          -------------
Glendenning, New South Wales,          Plant and Office;           Refrigerated Display Cases           *
Australia                              154,000 sq. ft.
Lonsdale, South Australia              Plant and Office;           Refrigerated Display Cases           *
                                       25,000 sq. ft.
Padstow, New South Wales,              Plant and Office;           Refrigerated Display Cases           *
Australia                              12,000 sq. ft.
Vienna, Austria                        Office and Warehouse;       Beverage Systems                     Leased
                                       11,000 sq. ft.
Shanghai, China                        Office;                     Ice Machines                         Leased
                                       5,000 sq. ft.
Radevormwald, Germany                  Plant and Office;           Beverage Systems                     Owned
                                       35,000 sq. ft.
Castelfranco, Italy                    Plant and Office;           Ice Machines                         Owned
                                       242,000 sq. ft.
Milan, Italy                           Plant and Office;           Ice Machines                         Leased
                                       152,000 sq. ft.
Halesowen, United Kingdom              Plant and Office;           Beverage Systems                     Leased
                                       84,000 sq. ft.
Irthlingborough,                       Plant and Office;           Beverage Systems                     *
United Kingdom                         3,900 sq. ft.
Poole, United Kingdom                  Plant and Office;           Beverage Systems                     Owned
                                       18,000 sq. ft.
Poole, United Kingdom                  Plant and Office;           Beverage Systems                     Leased
                                       12,500 sq. ft.
Wareham, United Kingdom                Plant and Office;           Beverage Systems                     Leased
                                       6,900 sq. ft.

* Facility owned or leased by Austral, which is 53 percent owned by the Company, or a separate joint venture in which Scotsman has an interest

Scotsman considers the condition of its plants and other properties to be generally good and believes the capacity of its plants is adequate for the current needs of its business. Except for a registered first mortgage on the assets of Austral, and liens on a section of its Mt. Pleasant, Michigan, and Covington, Tennessee, facilities, both securing industrial revenue bonds, none of the principal properties owned by Scotsman are subject to encumbrances material to the operations of Scotsman.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION RELATING TO INDIANAPOLIS ATHLETIC CLUB FIRE Delfield, which was acquired by the Company on April 29, 1994, was originally named as a defendant in Indianapolis Athletic Club, Inc. v. The Delfield Company, et al, a case filed in Marion County Superior Court, Indianapolis, Indiana. The case arose out of a fire at the Indianapolis Athletic Club (the "IAC") on February 5, 1992. The IAC alleges, in its action, that the fire was caused by a refrigerator manufactured by Delfield, and it seeks to recover property damages of between $10 to $12 million. Delfield was dismissed as a defendant in the case, following an investigation of its claim that the refrigerator in the IAC was manufactured, not by Delfield, but by the Delfield Division of Alco Standard Corporation ("Alco") prior to the acquisition of the Delfield Division by DFC Holding Corporation ("DFC") which was, in turn, acquired by Scotsman. Such dismissal was, however, without prejudice to the IAC's right to reinstate its claim against Delfield. The IAC continued to pursue its claim against the Delfield Division of Alco, and the Company has continued to monitor the action.

Alco and the Delfield Division have denied that the refrigerator caused the fire. The case was tried in early 1997, and on February 17, 1997, a jury verdict was returned, and judgment was entered, in favor of Alco and the Delfield Division. On March 17, 1997, the IAC filed an appeal of the decision with the Indiana Court of Appeals. Although the plaintiffs and defendants have filed briefs with the court, no date has been set for oral argument and no decision has been rendered by the Indiana Court of Appeals.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last fiscal quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of all executive officers of Scotsman, the period that each has held his position with the Company and a brief account of each such officer's business experience during the past five years. Executive officers are appointed annually at a meeting of the Board of Directors of the Company held as soon as practicable after each annual meeting of the Company's shareholders. Officers of the Company are appointed to serve until the next annual election of officers and until their respective successors are chosen.


NAME AND AGE               OFFICE AND EXPERIENCE
----------------------     -------------------------------------------------------------------------------
Richard C. Osborne, 55     Mr. Osborne is Chairman of the Board and has held that position since
                           May 1991. He is also President, Chief Executive Officer and a Director of
                           Scotsman and President and Director of Scotsman Group and has held those positions since April 1989.

Robert C. Eimers, 51       Mr. Eimers is Vice President-Human Resources of the Company and Assistant
                           Secretary of Scotsman Group, and has held those positions since November
                           1998. From November 1997 to November 1998, he was a partner at the human resource consulting firm of Medina & Thompson. From February 1995 to
                           September 1997, Mr. Eimers served as Senior Vice President-Human
                           Resources at Service Merchandise. He served as Vice President-Human
                           Resources at Sonoco Products Company from June 1988 to February 1995.

David M. Frase, 51         Mr. Frase is a Vice President of the Company and has held that position since May 1997. He is also President and General Manager of Kysor Panel
                           Systems, and has held those positions since 1987.

Donald D. Holmes, 61       Mr. Holmes is Vice President-Finance and Secretary of Scotsman and Vice
                           President-Finance, Secretary and Director of Scotsman Group and has held those positions since April 1989.

Christopher D. Hughes, 52  Mr. Hughes is a Vice President of the Company and has held that position since June 1994. He is also President of Booth and has held that position since May 1994. From 1993 to May 1994, he was Vice President/General Manager
                           of the Central and Western Transit Operations of Morrison Knudsen
                           Corporation, a division engaged in the business of assembling new and overhauling used passenger rail cars.

Emanuele Lanzani, 64     Mr. Lanzani is an Executive Vice President of the Company and has held that position since April 1989. He is also Managing Director, Frimont and
                         Castel MAC. Mr. Lanzani has been Managing Director of Castel MAC since its acquisition by Household in October 1985 and he has been Managing
                         Director of Frimont since 1968.

Randall C. Rossi, 48     Mr. Rossi is a Vice President of the Company and has held that position since January 1995. He is also President of Scotsman Ice Systems and has held that position since January 1995. From January 1994 to January 1995, he was Executive Vice President of Scotsman Ice Systems. From 1989 to January
                         1994, he was Vice President-Sales and Marketing of Scotsman Ice Systems.

Michael de St. Paer, 53  Mr. de St. Paer is a Vice President of the Company and has held that position since April 1994. He is also Managing Director of Scotsman Beverage
                         Systems and has held that position since September 1998. From June 1997 to
                         September 1998 he was Managing Director of Scotsman Beverage Group - Europe.
                         From April 1993 to June 1997, Mr. de St. Paer was Managing Director of
                         Whitlenge.

Graham E. Tillotson, 47  Mr. Tillotson is a Vice President of the Company and President of Delfield.
                         He has held those positions since June 1997. From January 1997 to June
                         1997, he served as Interim President of Delfield. From 1984 to December
                         1996, he was Vice President, Sales & Marketing of Delfield.

Logan F. Wernz, 55       Mr. Wernz is a Vice President of the Company and has held that position since May 1997. He is also President and General Manager of Kysor//Warren and has held those positions since 1988.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Scotsman Industries, Inc. common stock is listed on the New York Stock Exchange. The common stock ticker symbol is SCT. The high, low and last sales price per share for Scotsman's Common Stock, and dividends declared, by calendar quarter for 1997 and 1998 were as follows:

                                                                                             DIVIDENDS
1997                                                  HIGH          LOW         LAST          DECLARED
----                                               -------      -------      -------        ----------
1st Quarter                                        $29.375      $23.000      $27.750        $    0.025
2nd Quarter                                         28.250       24.500       27.750        $    0.025
3rd Quarter                                         28.688       25.250       28.000        $    0.025
4th Quarter                                         27.563       23.500       24.438        $    0.025
                                                                                            ----------
Total dividends declared in 1997                                                            $    0.100
                                                                                            ----------
Shares outstanding at December 28, 1997                                                     10,568,597
                                                                                            ----------
Shareholders of record at December 28, 1997                                                      4,234

1998
----
1st Quarter                                        $30.750      $23.250      $28.000        $    0.025
2nd Quarter                                         30.250       25.750       28.250        $    0.025
3rd Quarter                                         29.063       20.563       22.000        $    0.025
4th Quarter                                         21.938       14.750       20.563        $    0.025
                                                                                            ----------
Total dividends declared in 1998                                                            $    0.100
                                                                                            ----------
Shares outstanding at January 3, 1999                                                       10,596,880
                                                                                            ----------
Shareholders of record at January 3, 1999                                                        3,809
                                                                                            ----------

The information contained in Note 7 of the "Notes to Consolidated Financial Statements" included under Item 8 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following historical financial data has been derived from the Company's consolidated financial statements and should be read in conjunction with the audited Consolidated Financial Statements and the Notes thereto contained in
Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of this report.

Scotsman Industries, Inc. Five-Year
Summary (Amounts in thousands, except per-share data)

                                                   JAN. 3,        DEC. 28,        DEC. 29,       DEC. 31,          JAN. 1,
FOR THE FISCAL YEARS ENDED                         1999(a)         1997(b)         1996(c)        1995(d)          1995(e)
--------------------------                        --------        --------        --------       --------         --------
Net sales                                         $633,044        $571,588        $356,373       $324,291         $266,632
Income before income taxes                          37,600          37,561          35,017         28,128           22,798
Income before extraordinary loss                    18,928          18,919          18,568         15,408           12,785
Net income                                          18,928          18,286          18,568         15,408           12,785
Income per share before extraordinary
loss, diluted (f)                                     1.76            1.75            1.73           1.45             1.35
Net income per share, diluted (f)                     1.76            1.69            1.73           1.45             1.35
Total assets                                       707,650         660,124         283,264        275,943          244,791
Long-term debt and capitalized lease
obligations, excluding current portion             330,531         321,132          60,289         74,719           85,161
Cash dividends declared per common share          $   0.10        $   0.10        $   0.10       $   0.10         $   0.10
                                                  --------        --------        --------       --------         --------

(a) The information for the fiscal year ended January 3, 1999, includes the balance sheet information of Austral.

(b) The information for the fiscal year ended December 28, 1997, includes the results of Kysor subsequent to its acquisition in March 1997.

(c) The information for the fiscal year ended December 29, 1996, includes the results of Hartek which was acquired on December 31, 1995.

(d) The information for the fiscal year ended December 31, 1995, includes balance sheet information for Hartek which was acquired on December 31, 1995.

(e) The information for the fiscal year ended January 1, 1995, includes the results of Delfield and Whitlenge as of the date of their acquisitions on April 29, 1994.

(f) The calculation of diluted net income per share for the fiscal years 1998, 1997, 1996, 1995 and 1994 was based on 10,763,089, 10,803,261, 10,708,879,
    10,644,697 and 9,474,715 weighted average shares of common stock, respectively. The calculation of diluted net income per share for the fiscal years ended December 31, 1995, December 29, 1996, and December 28,1997, is based on net income before preferred stock dividends. The number of shares assumes conversion of convertible preferred stock from the date of issue and also includes the dilutive impact, as if issuance had occurred on the acquisition date, of contingent shares which were subsequently distributed to the sellers of Delfield and Whitlenge based on those businesses having achieved a specified combined level of earnings during fiscal year 1994, and also includes the dilutive impact of common stock options outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended January 3, 1999 ("1998"), compared with year ended December 28, 1997 ("1997")

The Company's net sales increased by $61.5 million, or approximately 11 percent, to a record $633.0 million in 1998 from $571.6 million in 1997. Results for 1998 include sales of $274.5 million from the Commercial Products Group of Kysor, which was acquired by the Company in March 1997. Results for 1997 included sales from March 10 through December 28 of $215.5 million from Kysor.

Sales to the foodservice industry, consisting primarily of sales to restaurants, hotels, motels, soft-drink bottlers, brewers and the Company's distribution network, increased $4.0 million, or 1 percent, to $352.1 million in 1998 from $348.1 million in 1997. Foodservice sales represented 56 percent of the Company's sales in 1998. Products sold to the foodservice industry include ice machines, food preparation and storage equipment, beverage systems, and walk-in coolers and freezers. Sales of all product lines to foodservice customers increased in 1998 with the exception of food preparation and storage equipment, which decreased 13 percent to $101.8 million in 1998 from $117.5 million in 1997. The decrease was primarily the result of substantially lower sales to Boston Market in 1998 than in 1997 at the Company's Delfield business unit.

Worldwide ice machine sales to the foodservice industry were $157.0 million in 1998, an increase of 3 percent over 1997 sales of $152.2 million. Ice machine sales benefited from growth in the U.S. and Western European ice machine markets during 1998, partially offset by market weakness and lower sales in the Far East and Eastern Europe.

Sales of beverage systems to the foodservice industry increased 19 percent to $83.7 million in 1998 from $70.2 million in 1997. Sales gains at the Company's domestic beverage dispensing business and the addition of Homark, a manufacturer of equipment serving the U.K. beer industry, which was acquired by the Company in December 1997, led to the increase in sales.

Sales to the food retail industry, consisting primarily of sales to supermarkets and convenience stores, increased $57.5 million to $281.0 million in 1998 from $223.5 million in 1997. Food retail sales represented 44 percent of the Company's sales in 1997. Products sold to the food retail industry include refrigerated display cases and mechanical refrigeration systems, walk-in coolers and freezers, and commercial ice machines. Sales of refrigerated display cases and refrigeration systems increased 24 percent to $188.4 million in 1998 from 1997 sales of $152.2 million. Sales of walk-in coolers and freezers increased 39 percent to $76.6 million in 1998 from 1997 sales of $55.2 million. The increase in sales of both display cases and walk-in coolers and freezers is largely attributable to the inclusion of Kysor's results for the full 12-month period in 1998. Sales of display cases and refrigeration systems were also impacted by delivery constraints in 1998 associated with the new refrigeration systems plant at Kysor//Warren. The backlog of orders from supermarkets at year-end was above year-end 1997 levels.

The Company's gross profit increased by $16.4 million, or approximately 12 percent, to $158.4 million in 1998 from $142.0 million in 1997. The increase in gross profit is partially attributable to the Kysor Acquisition. Kysor's results of operations where included for the full year in 1998, whereas the Company's 1997 results included Kysor beginning in mid-March. Gross profit margins increased to 25.0 percent in 1998 from 24.8 percent in 1997. The Company's gross profit margins on foodservice sales increased as a result of higher sales of beverage systems and ice machines, and cost reductions, particularly in food preparation and storage equipment. The increase in foodservice gross profit margins more than offset reductions in food retail margins. Reductions in food retail margins were attributable to the inclusion, for the full 12-month period, of the results of Kysor, which has historically reported lower gross profit margins. Costs and inefficiencies associated with the new refrigeration systems plant at Kysor//Warren also contributed to the decrease in margins in 1998.

Selling and administrative expenses increased by $10.9 million, or approximately 13 percent, to $93.9 million in 1998 from $83.1 million in 1997. The increase in selling and administrative expenses is largely attributable to the inclusion of Kysor's results for the full 12-month period in 1998, including amortization of intangibles of $4.9 million during that period related to the acquisition of Kysor. As a percentage of net sales, selling and administrative expenses increased to 14.8 percent in 1998 from 14.5 percent in 1997. One-time costs and increased sales and marketing expenses in several divisions in 1998 were the drivers of the increase in the percentage of net sales.

Income from operations increased by $5.5 million, or approximately 9 percent, to $64.4 million in 1998 from $58.9 million in 1997. Operating income from sales to foodservice customers increased to $37.9 million in 1998 from $35.5 million in 1997, due to increased sales of beverage systems and ice machines. Operating income from sales to food retail customers increased to $35.5 million in 1998 from $31.8 million in 1997, which is largely attributable to the inclusion of Kysor results for the full 12-month period in 1998. Amortization of intangibles related to the Kysor acquisition increased $1.0 million, which is also attributable to the inclusion of Kysor for the full year in 1998. As a percentage of net sales, 1998 income from operations decreased to 10.2 percent from 10.3 percent in 1997.

Net interest expense increased by $5.5 million to $26.8 million in 1998 from $21.4 million in the prior year as a result of a full year of increased domestic borrowings incurred by the Company to fund the Kysor Acquisition.

Income tax expense of $18.7 million in 1998 was little changed from $18.6 million in 1997, as the amount of taxable income of the Company remained the same in 1998 as in 1997. The Company's overall income tax rate was 49.7 percent in 1998 compared to 49.6 percent in 1997. The income tax rate includes the impact of non-deductible amortization of intangibles resulting from the Kysor Acquisition.

Net income increased $0.6 million, or 3.5 percent, to $18.9 million in 1998 from $18.3 million in 1997. 1998 net income included amortization and interest expense related to the 1997 acquisition of Kysor which was incurred for the full 12-month period in 1998, as compared with the period from mid-March through December in 1997. On a diluted basis, earnings per share increased by $0.07, or approximately 4 percent, to $1.76 in 1998 from $1.69 in 1997. Net income for 1997 included an extraordinary charge of $0.6 million, or $0.06 per share, incurred for the early retirement of debt. 1998 diluted earnings per share increased by $0.01, or approximately 1 percent, when compared to 1997 diluted earnings per share of $1.75, before the one-time charge.

YEAR 2000 COMPLIANCE

The Company uses software and other related technologies throughout its business that will be affected by the date change in Year 2000. The three areas where Year 2000 issues may affect the Company include (1) information technology (IT) systems, including computer hardware and software, (2) non-IT systems such as manufacturing or office equipment and other infrastructure which rely on imbedded computer chips to operate, and (3) the state of the Year 2000 readiness of third parties with significant relationships with the Company, such as suppliers, customers and service providers.

The Company has substantially completed an assessment of its computer (IT) systems and is in the process of executing plans to resolve issues identified in these systems. The resolution of issues involves converting or modifying systems, replacing systems, and testing systems used in various applications throughout the Company to ensure that information can be accurately processed in the Year 2000. The Company is approximately 60 percent complete in modifying or replacing IT systems and expects completion by mid-1999.

The Company is still in the process of assessing non-IT systems and equipment, consisting primarily of factory production equipment. Based on information currently available, testing and remediation of issues identified in non-IT systems is estimated to be completed by mid-1999.

It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $3.5 million, of which approximately $2.3 million has been incurred to-date. All of the costs are being funded through operating cash flow.

The Company is also taking steps to assess the Year 2000 readiness of significant third parties. These steps include contacting suppliers, customers and service providers that are believed to be critical to the Company's business operations after January 1, 2000, to determine their stage of Year 2000 compliance through questionnaires, interviews, on-site visits and testing. These activities are currently in process.

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

Some of the possible consequences of non-compliance by the Company or significant third parties include, among other things, temporary plant closings, delays in the receipt and delivery of raw materials and products, invoice and collection errors, and obsolescence of inventory. Given this risk, the Company intends to develop contingency plans to mitigate possible disruption in business operations that may result from Year 2000 related interruptions. Contingency plans may include increasing safety stocks of raw materials, securing alternative suppliers or other appropriate measures.

The Company's Year 2000 activities are an ongoing process and the estimates of costs and completion dates for various activities described above are subject to change.

EURO CURRENCY CONVERSION

The Company has prepared for the conversion to the Euro currency and has begun handling transactions in the Euro as of the beginning of 1999. The Company's business systems are multi-currency functional and the Company's European operations transact business today in various European currencies, including the Euro. The Company does not believe the costs related to handling Euro-based transactions will have a material effect on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Year ended December 28, 1997 ("1997 "), compared with year ended December 29, 1996 ("1996")

The Company's net sales increased by $215.2 million, or approximately 60 percent, to a record $571.6 million in 1997 from $356.4 million in 1996. Results for 1997 included sales from March 10 through December 28 of $215.5 million from the Commercial Products Group of Kysor, which was acquired by the Company in March 1997. On a pro forma basis, Kysor's sales of refrigerated display cases and walk-in coolers and freezers increased $9.2 million, or 4 percent, to $254.3 million in 1997 from $245.1 million in 1996.

Sales to the food retail industry, consisting primarily of sales to supermarkets and convenience stores, represented 39 percent of the Company's sales in 1997. Food retail sales increased $207.1 million to $223.5 million in 1997 from $16.4 million in 1996, which was attributable to the acquisition of Kysor. Kysor's sales of refrigerated display cases to food retail customers were $152.2 million in 1997. Sales of walk-in coolers and freezers to food retail customers were $55.2 million in 1997. At December 28, 1997, the Company's backlog of orders from supermarkets was at a record level, although the delivery schedules of certain customers were deferred from the fourth quarter of 1997 to future periods.

Sales to the foodservice industry, consisting primarily of sales to restaurants, hotels, motels, bottlers and brewers, represented 61 percent of the Company's sales in 1997. Foodservice sales increased $8.2 million, or 2 percent, to $348.1 million in 1997 from $339.9 million in 1996. Sales of all product lines to foodservice customers increased in 1997, with the largest increase occurring in food preparation and storage equipment. Food preparation and storage equipment sales to foodservice customers increased by $6.6 million, or approximately 6 percent, to $117.5 million in 1997 from $110.9 million in 1996. Increased sales were driven by sales to Boston Market, a customer of the Company's Delfield business unit. Boston Market had significantly reduced its expansion plans in the second half of 1997.

Worldwide ice machine sales to foodservice customers declined $9.3 million, or 6 percent, to $152.2 million in 1997 from $161.5 million in 1996. Approximately half the decline was due to changes in foreign exchange rates. However, the decline in ice machine sales also resulted from lower sales in Europe and the United States due to soft market conditions in both regions, some slowdown in restaurant chain activity in the United States and higher distributor inventories in Europe at the beginning of the year. Conditions in the United States improved in the fourth quarter of 1997 as did demand in Europe, as distributor inventories in that region returned to normal levels.

Sales of beverage systems to foodservice customers increased by $2.7 million, or approximately 4 percent, to $70.2 million in 1997 from $67.6 million in 1996. Increased export sales and market penetration throughout Europe by the Company's U.K.-based beverage dispensing unit more than offset soft market conditions for the Company's dispensing businesses in Germany and in the United States.

The Company's gross profit increased by $43.6 million, or approximately 44 percent, to $142.0 million in 1997 from $98.4 million in 1996, due to the inclusion of Kysor's results of operations subsequent to its acquisition by the Company in March 1997. However, the Company's gross profit margin decreased as a percentage of sales to 24.8 percent in 1997 from 27.6 percent in 1996. The reduction in gross profit margins was partially attributable to the inclusion of the results of Kysor, which historically has reported lower gross profit margins. Also contributing to the decline in gross profit margins were higher production costs of food preparation and storage equipment, and a 6 percent decline in worldwide ice machine sales in 1997.

Selling and administrative expenses increased by $24.9 million, or approximately 43 percent, to $83.1 million in 1997 from $58.1 million in 1996. The increase in selling and administrative expenses was attributable to the inclusion of Kysor's results subsequent to its acquisition by the Company in March 1997, including amortization of intangibles of $3.8 million related to the purchase of Kysor during the year. As a percentage of sales, selling and administrative expenses decreased to 14.5 percent in 1997 from 16.3 percent in 1996. The percentage decrease was primarily attributable to Kysor's business units which, although they have historically reported lower gross profit margins, also have lower selling and administrative expenses as a percentage of sales as compared with the balance of the Company's businesses.

Income from operations increased by $18.6 million, or approximately 46 percent, to $58.9 million in 1997 from $40.3 million in 1996, which primarily reflects Kysor's contribution to the Company's profits. As a percentage of sales, income from operations decreased to 10.3 percent in 1997 from 11.3 percent in 1996. The decline was the result of the lower gross profit margins and an additional $3.8 million of amortization of intangibles resulting from the Kysor Acquisition.

Net interest expense increased by $16.1 million to $21.4 million in 1997 from $5.3 million in the prior year as a result of the increased domestic borrowings incurred by the Company to fund the Kysor Acquisition.

Income taxes increased by $2.2 million to $18.6 million in 1997 from $16.4 million in 1996 due to higher taxable income and an increase in the Company's overall income tax rate to 49.6 percent in 1997 from 47.0 percent in 1996. The higher income tax rate was primarily attributable to the impact of non-deductible amortization of intangibles resulting from the Kysor Acquisition.

Net income, before a one-time after-tax charge of $633,000 incurred for the early retirement of $20 million of 11.43 percent private placement debt, increased by $0.3 million, or approximately 2 percent, to $18.9 million in 1997 from $18.6 million in 1996. On a diluted basis, earnings per share, before the onetime charge, increased by $0.02, or approximately 1 percent, to $1.75 in 1997 from $1.73 in 1996. Excluding the effects of foreign currency translation, 1997 net income before the one-time charge would have increased 4 percent. Net income, including the one-time charge, declined by $0.3 million, or approximately 2 percent, to $18.3 million in 1997 from $18.6 million in 1996. On a diluted basis, earnings per share, including the one-time charge, declined by $0.04, or approximately 2 percent, to $1.69 in 1997 from $1.73 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's liquidity requirements have arisen primarily from the need to fund its working capital, capital expenditures, acquisitions and interest expense, including fixed obligations associated with debt or lease obligations. The Company has met these liquidity requirements through the use of funds generated from operations, along with financing from various sources. The Company expects to continue to generate significant cash flow from operations, which in combination with available borrowing capacity will be used to run the Company's businesses and fund further growth. Refer to Note 7 of the Notes To Consolidated Financial Statements in Item 8 for a discussion of the Company's loan facilities.

The Company generated cash flow from operations of $35.6 million in 1998 compared with cash flow from operations of $31.9 million in 1997. Net income plus depreciation and amortization increased by $3.5 million, or 10 percent, to $38.3 million in 1997 from $34.8 million in 1996.

The changes in the balance sheet categories discussed below from December 28, 1997, to January 3, 1999, exclude the impact of the acquisition of a controlling interest in Austral, and of changes in foreign exchange rates on those categories. Beginning in December 1998, the balance sheet of Austral is consolidated with that of the Company and the appropriate minority interest is reflected on the Company's Consolidated Balance Sheet. Absent the Austral acquisition, working capital increased $8.1 million primarily due to a decrease in liabilities related to severance and retirement benefits paid to former executives of Kysor.

Capital expenditures, including those funded through capital leases, decreased $1.8 million, or 15 percent, to $10.0 million in 1998 from $11.8 million in 1997. Capital expenditures in 1998 were made primarily for equipment to realize productivity improvements, new product tooling, and replacement and maintenance items. Capital expenditures in 1997 included funds to complete construction of a new refrigeration systems facility in Columbus, Georgia.

In November 1998, the Company, through its Kysor Industrial Corporation subsidiary, acquired 24 percent of the outstanding stock of Austral, thereby increasing its ownership of Austral to a 53 percent controlling interest, for a cost of approximately $13.7 million. In December 1998, the Company's subsidiary Scotsman Drink Ltd. acquired a one-third stake in Total Cellar Systems, an installer and servicer of beer dispensing equipment in the United Kingdom, at a cost of less than $1 million (see "1998 Acquisitions" in Item 1 of this report).

Cash and cash equivalents of $22.4 million as of January 3, 1999, decreased by $1.7 million from December 28, 1997, reflecting the decrease in cash balances at the Company's foreign subsidiaries. In January 1998, Scotsman Group Inc. received net dividends of $13.7 million from foreign operations which were then used by Scotsman Group Inc. to reduce borrowings under its credit facility with the First National Bank of Chicago.

Note 7 to the Company's financial statements included in Item 8 and herein incorporated by reference, contains a summary of the changes in the Company's debt structure during 1998. Short-term debt increased $3.0 million from December 28, 1997, and principally related to amounts owed under lines of credit. Total debt, including capital leases, was $355.3 million as of January 3, 1999, compared with $350.7 million as of December 28, 1997. Total debt at January 3, 1999, includes $13.8 million of debt of Austral, which is now included in the Company's Consolidated Balance Sheet. The debt-to-capital ratio was 69 percent at January 3, 1999, compared with 71 percent at December 28, 1997. As of January 3, 1999, the Company was subject to various covenants under the agreements governing its outstanding indebtedness, including a covenant which had the effect of restricting the amount of the Company's dividends to its shareholders. Refer to Note 7 to the Company's financial statements for a further description of this particular covenant. The Company was in compliance with its covenants as of January 3, 1999.

On February 10, 1998, May 14, 1998, August 13, 1998, and December 17, 1998, the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 31, 1998, June 30, 1998, September 30, 1998, and December 31, 1998.

Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

The Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and commodity prices. To reduce such risks, the Company selectively uses financial instruments. The Company does not use financial instruments for trading purposes.

Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Notes 1 and 10 of the Notes to Consolidated Financial Statements in Item 8.

Interest Rate Risk

The Company uses interest rate swap agreements and interest rate cap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. Under these agreements, the Company has contracted with major financial institutions as follows: (i) for interest rate swap agreements, the Company has contracted to exchange the difference between a fixed rate and a floating rate applied to the notional amount and (ii) for interest rate cap agreements, the Company is entitled to receive from counterparties the amount, if any, by which the selected market interest rates exceed the strike rates stated in the contract, applied to the notional amount. At January 3, 1999, after adjusting for the effect of the interest rate swap agreements, the Company had fixed-rate debt and capital leases of $268.9 million and floating-rate debt of $86.4 million. The fair value of the Company's long-term debt at January 3, 1999, and December 28, 1997, amounted to $347.1 million and $347.5 million, respectively. The fair value of the Company's interest-rate swap agreements at January 3, 1999, and December 28, 1997, amounted to liabilities of $5.8 million and $2.1 million, respectively. The fair value of other financial instruments was immaterial as of January 3, 1999, and December 28, 1997. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. For a description of the interest rate swap and interest rate cap agreements outstanding as of January 3, 1999, see Note 10 in Item 8.

Currency Risk

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that otherwise would result from changes in exchange rates. During 1998, the principal transactions hedged were short-term intercompany loans and intercompany purchases. The periods of the forward contracts correspond to the periods of the hedged transactions.

Commodity Prices

The Company is exposed to the fluctuation in market prices for various commodities including, but not limited to, steel, copper and aluminum. The Company is subject to commodity price risk as the prices for raw material change with movements in underlying commodity prices. The Company enters into contracts with its vendors to lock in commodity prices at various times and for various periods in order to limit near-term exposure to fluctuations in raw material prices.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis of the Company's financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Such statements include references to the Company's expectations, beliefs, goals, or anticipated results. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. Factors that could cause actual results to differ from those anticipated include (I) the strength or weakness of the various economies in which the Company markets its products, (II) weather conditions, (III) the utilization rates of the Company's facilities, (IV) labor difficulties, (V) increased prices of raw materials and purchased components, (VI) scheduling and transportation dislocations, (VII) delays in development of new products or construction of new facilities, (VIII) product liability or other lawsuits, warranty claims or return of goods, (IX) foreign currency fluctuations, (X) changes in buying patterns of certain large customers as a result of internal cost-control measures adopted by, or changes in the strategic plans of those customers, (XI) changes in environmental, health, safety or refrigerant regulations or standards, (XII) the level of the Company's leverage, (XIII) the Company's ability or inability to manage growth, (XIV) the Company's loss of key personnel and (XV) the failure of the Company or its suppliers to achieve Year 2000 compliance in a timely manner. See the Cautionary Statements included as Exhibit 99 to this report for a more detailed discussion of the foregoing and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME
(Amounts in thousands, except per-share data)



FOR THE FISCAL YEARS ENDED                             JAN. 3, 1999      DEC. 28, 1997         DEC. 29, 1996
--------------------------                             ------------      -------------         -------------
Net sales                                                  $633,044          $571,588               $356,373
Cost of sales                                               474,679           429,598                257,942
                                                           --------          --------               --------
Gross profit                                                158,365           141,990                 98,431
Selling and administrative expenses                          93,945            83,071                 58,135
                                                           --------          --------               --------
Income from operations                                       64,420            58,919                 40,296
Interest expense, net                                        26,820            21,358                  5,279
                                                           --------          --------               --------
Income before income taxes                                   37,600            37,561                 35,017
Income taxes                                                 18,672            18,642                 16,449
                                                           --------          --------               --------
Income before extraordinary loss                             18,928            18,919                 18,568
Extraordinary loss (net of income taxes of $422)                 --              (633)                    --
                                                           --------          --------               --------
Net income                                                 $ 18,928          $ 18,286               $ 18,568
Preferred stock dividends                                        --                --                    813
                                                           --------          --------               --------
Net income available to common shareholders                $ 18,928          $ 18,286               $ 17,755
                                                           --------          --------               --------
Basic earnings per share:
 Income before extraordinary loss                          $   1.79          $   1.79               $   1.89
 Extraordinary loss                                              --             (0.06)                    --
                                                           --------          --------               --------
 Earnings per common share                                 $   1.79          $   1.73               $   1.89
                                                           --------          --------               --------
Diluted earnings per share:
 Income before extraordinary loss                          $   1.76          $   1.75               $   1.73
 Extraordinary loss                                              --             (0.06)                    --
                                                           --------          --------               --------
 Earnings per common share                                 $   1.76          $   1.69               $   1.73
                                                           --------          --------               --------

The accompanying notes to consolidated financial statements are an integral part of this statement.
                                     Page 17

CONSOLIDATED BALANCE SHEET


(Amounts in thousands, except number of shares)
                                                                 JAN. 3, 1999        DEC. 28, 1997
                                                                 ------------        -------------

Assets
--------------------------------------------------------------------------------------------------
Current Assets:
 Cash and temporary cash investments                                $ 22,429             $ 24,085
 Trade accounts and notes receivable, net of allowances
  of $5,214 in 1998 and $5,371 in 1997                               119,210              102,880
 Inventories                                                          90,908               75,350
 Deferred income taxes                                                14,981               12,515
 Other current assets                                                 10,799               12,266
                                                                    --------             --------
    Total current assets                                             258,327              227,096
Properties and equipment, net                                         99,463               86,762
Goodwill, net                                                        309,743              281,855
Other noncurrent assets                                               40,117               64,411
                                                                    --------             --------
    TOTAL ASSETS                                                    $707,650             $660,124
                                                                    --------             --------
Liabilities and Shareholders' Equity
Current Liabilities:
 Short-term debt and current maturities of capitalized
 lease obligations and long-term debt                               $ 24,801             $ 29,519
 Trade accounts payable                                               54,985               44,889
 Accrued income taxes                                                 17,052                4,002
 Accrued expenses                                                     68,184               69,537
                                                                    --------             --------
    Total current liabilities                                        165,022              147,947
                                                                    --------             --------
Long-term debt and capitalized lease obligations                     330,531              321,132
Deferred income taxes                                                  2,368                2,305
Other noncurrent liabilities                                          41,858               46,086
                                                                    --------             --------
    TOTAL LIABILITIES                                                539,779              517,470
                                                                    --------             --------
Minority Interest                                                      7,338                   --
                                                                    --------             --------
Shareholders' Equity:
 Common stock, $.10 par value, authorized 50,000,000 shares;
  issued 10,783,090 shares and 10,760,490 shares, respectively         1,078                1,076
 Preferred stock, $1.00 par value, authorized 10,000,000 shares;
  issued 0 shares                                                         --                   --
 Additional paid in capital                                           74,200               73,639
 Retained earnings                                                    97,134               79,266
 Accumulated other comprehensive income                              (10,167)              (9,615)
 Less: Common stock held in treasury; 186,210 and
  191,893 shares, respectively                                        (1,712)              (1,712)
                                                                    --------             --------
    TOTAL SHAREHOLDERS' EQUITY                                       160,533              142,654
                                                                    --------             --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $707,650             $660,124
                                                                    --------             --------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)
FOR THE FISCAL YEARS ENDED                              JAN. 3, 1999        DEC. 28, 1997         DEC. 29, 1996
--------------------------                              ------------        -------------         -------------
Cash flows from operating activities:
 Net income                                                $ 18,928             $ 18,286              $ 18,568
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                              19,412               16,549                 8,870
(Gain) loss on property dispositions                           (102)                 169                   (82)
 Change in assets and liabilities:
  Trade accounts receivable                                   1,431              (11,537)               (3,310)
  Inventories                                                (1,018)               7,121                   237
  Trade accounts payable and other liabilities               (8,549)              (4,892)               (1,877)
  Other, net                                                  5,481                6,231                 1,101
                                                           --------             --------               -------
    Net cash provided by operating activities                35,583               31,927                23,507
 Cash flows from investing activities:
   Investment in properties and equipment                    (9,964)             (11,788)               (6,195)
   Proceeds from dispositions of properties and equipment       292                  154                   230
   Acquisition of Kysor                                          --             (264,788)                   --
   Acquisition of Austral                                   (13,721)                  --                    --
   Other investments in subsidiaries and joint ventures      (1,694)              (7,626)               (3,414)
                                                           --------             --------               -------

    Net cash used in investing activities                   (25,087)            (284,048)               (9,379)
 Cash flows from financing and capital activities:
   Short-term debt, net                                       2,941               (3,060)               (6,524)
   Issuance of long-term debt                                46,556              464,790                16,074
   Principal payments under long-term debt and
    capitalized leases                                      (59,459)            (189,243)              (21,128)
   Financing costs of Kysor and subordinated debt
    and debt discount                                            --               (8,517)                   --
   Dividends paid to shareholders                            (1,059)              (1,055)               (2,035)
                                                           --------             --------               -------
    Net cash (used in) provided by financing and
     capital activities                                     (11,021)             262,915               (13,613)
Effect of exchange rate changes on cash and
temporary cash investments                                   (1,131)              (3,210)                  178
                                                           --------             --------               -------
Net (decrease) increase in cash and temporary
cash investments                                             (1,656)               7,584                   693
Cash and temporary cash investments at
 beginning of year                                           24,085               16,501                15,808
                                                           --------             --------               -------
 Cash and temporary cash investments at end of year        $ 22,429             $ 24,085              $ 16,501
                                                           --------             --------               -------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest                                               $ 28,879             $ 19,159              $  6,812
                                                           --------             --------               -------
    Income taxes                                           $ 13,191             $ 23,092              $ 14,957
                                                           --------             --------               -------
Supplemental schedule of noncash investing and
 financing activities:

    Investment in properties and equipment through
      issuance of capitalized lease obligations            $   (503)            $   (440)             $    (42)
                                                           --------             --------               -------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                 Accumulated
                                      Common  Preferred  Additional                    Other
(Amounts in thousands,                 Stock      Stock     Paid in  Retained  Comprehensive  Treasury  Comprehensive
except number of shares)           Par Value  Par Value     Capital  Earnings         Income     Stock         Income      Total
                                   ---------  ---------  ----------  --------  -------------  --------  -------------  ---------

BALANCE AT DECEMBER 31, 1995          $  915   $ 2,000      $70,514  $45,232       $ (4,999)  $(1,343)                 $112,319
 Comprehensive income:
  Net income                              --        --           --   18,568             --        --        $18,568     18,568
  Foreign currency translation
   adjustments                            --        --           --       --          2,034        --          2,034      2,034
  Issuance of deferred compensation       --        --          119       --           (119)       --           (119)        --
  Amortization of deferred
   compensation                           --        --           --       --            120        --            120        120
Unrecognized pension cost                 --        --           --       --            (30)       --            (30)       (30)
Total comprehensive income                --        --           --       --             --        --        $20,573         --
  Dividends declared to
   common shareholders                    --        --           --     (951)            --        --                      (951)
  Dividends declared to
   preferred shareholders                 --        --           --     (813)            --        --                      (813)
  Conversion of preferred stock
   into common stock                     153    (2,000)       1,847       --             --        --                        --
  Stock options exercised                  5        --          573       --             --      (113)                      465
                                      ------   -------      -------  -------       --------   -------       --------   --------
BALANCE AT DECEMBER 29, 1996          $1,073   $    --      $73,053  $62,036       $ (2,994)  $(1,456)                 $131,712
 Comprehensive income:
  Net income                              --        --           --   18,286             --        --        $18,286     18,286
  Foreign currency translation
   adjustments                            --        --           --       --         (6,573)       --         (6,573)    (6,573)
  Issuance of deferred
   compensation                           --        --          119       --           (120)        1           (120)        --
  Amortization of deferred
   compensation                           --        --           --       --            120        --            120        120
  Unrecognized pension cost               --        --           --       --            (48)       --            (48)       (48)
Total comprehensive income                --        --           --       --             --        --        $11,665         --
  Dividends declared to
   common shareholders                    --        --           --   (1,056)            --        --                    (1,056)
  Stock options exercised                  3        --          467       --             --      (257)                      213
                                      ------   -------      -------  -------       --------   -------       --------   --------
BALANCE AT DECEMBER 28, 1997          $1,076   $    --      $73,639  $79,266       $ (9,615)  $(1,712)                 $142,654
 Comprehensive income:
  Net income                              --        --           --   18,928             --        --        $18,928     18,928
  Foreign currency translation
   adjustments                            --        --           --       --           (478)       --           (478)      (478)
  Issuance of deferred
   compensation                           --        --          151       --           (132)       --           (132)        19
  Amortization of deferred
   compensation                           --        --           --       --            128        --            128        128
  Unrecognized pension cost               --        --           --       --            (70)       --            (70)       (70)
Total comprehensive income                --        --           --       --             --        --        $18,376         --
  Dividends declared to
   common shareholders                    --        --           --   (1,060)            --        --                    (1,060)
  Stock options exercised                  2        --          410       --             --        --                       412
                                      ------   -------      -------  -------       --------   -------       --------   --------
BALANCE AT JANUARY 3, 1999            $1,078   $    --      $74,200  $97,134       $(10,167)  $(1,712)                 $160,533

The accompanying notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Scotsman Industries, Inc. ("Scotsman" or "the Company") and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Certain amounts in the consolidated financial statements for previous years have been reclassified to conform to the presentation used for fiscal year 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The Company reports on a 52-53 week fiscal year ending on the Sunday nearest to December 31. Fiscal year 1998 had 53 weeks. Fiscal years 1997 and 1996 had 52 weeks.

Cash Management

The Company considers all highly liquid investments with original maturities of three months or less to be temporary cash investments.

Temporary cash investments, primarily Eurodollar deposits or repurchase agreements with maturities of 90 days or less, are carried at cost, which approximates market value. Interest income (in thousands) included in interest expense, net was $854, $1,411, and $791 for fiscal years 1998, 1997 and 1996, respectively.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at January 3, 1999, and December 28, 1997, included notes of $6.0 million and $6.4 million, respectively.

Inventories

Inventories are stated at the lower of cost or market and include the appropriate elements of material, labor and manufacturing overhead expenses. Cost is determined using the last-in, first-out ("LIFO") method for 13 percent of domestic inventories and the first-in, first-out ("FIFO") method for the balance of domestic and all foreign inventories.

Properties and Equipment

Properties and equipment, including capitalized leases, are recorded at cost to the Company at date of acquisition and depreciated over either their estimated useful lives, ranging from 3 to 40 years, or lease terms, whichever is shorter, using principally the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes.

Goodwill

Cost of investments in excess of net assets of businesses acquired is being amortized using the straight-line method over 40 years. The related amortization expense was $7.6 million, $6.3 million, and $2.5 million for the fiscal years 1998, 1997 and 1996, respectively. At January 3, 1999, and December 28, 1997, accumulated amortization was $21.9 million and $14.5 million, respectively. After an acquisition, the Company reviews whether subsequent events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The Company uses projections to assess whether future operating income of the business on a non-discounted basis is likely to exceed the goodwill amortization over the remaining life of the goodwill, to determine whether a writedown of goodwill to recoverable value (as determined by the same projections) is appropriate.

Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company's participation in derivatives is limited primarily to interest rate hedging agreements and forward exchange contracts. The Company enters into interest rate hedging agreements (swaps and caps) to reduce the impact of changes in interest rates on its floating-rate long-term debt. With interest rate swap agreements, the difference between the fixed and floating rates, which is to be paid or received, is accrued as interest rates change and is recognized over the life of the hedging agreements. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreement. The cost of the interest rate cap agreement is amortized over the shorter of the original term of the agreement or the life of the financial instrument to which it is matched. The cash impacts of these instruments are included with the cash flows of the items to which they relate in the Consolidated Statement of Cash Flows.

The Company uses foreign currency forward contracts to hedge some of its currency exposure on non-permanent intercompany loans. Using hedge accounting, these contracts are valued at the current spot rate on a monthly basis, and the change in value is recognized currently and included, along with any amortization of forward points over the life of the contract, in selling and administrative expenses. Any foreign exchange gain or loss on the underlying intercompany loan is also included in selling and administrative expenses.

The Company also uses foreign currency forward contracts to reduce some of its exposure to exchange risks associated with transactions in the regular course of the Company's international operations. The Company utilizes forward contracts which are short-term in duration and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The carrying amount and fair value of these contracts are not significant.

If, subsequent to entering into a hedge transaction with forward contracts, the underlying transaction is no longer likely to occur, the hedge position is removed and any gain or loss is included in selling and administrative expenses.

Revenue Recognition

Revenue is recognized when goods are shipped to a customer.

Research and Development Costs

Research and development costs related to both present and future products are expensed currently. Research and development expenditures for fiscal years 1998, 1997, and 1996 were $7.0 million, $6.2 million, and $5.6 million, respectively.

Environmental Liabilities

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

Foreign Currency Translation

The Company has foreign subsidiaries located in Italy, Germany, Austria, China, the United Kingdom, Australia and New Zealand. Foreign subsidiary income and expenses are translated into United States dollars at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are accumulated as a separate component of shareholders' equity. As the Company intends to maintain its investments in these subsidiaries indefinitely, ultimate realization of these translation adjustments is highly uncertain. Foreign currency transaction gains and losses are recorded in income as they occur.

Taxes

Federal and state income taxes are not provided on undistributed earnings of foreign subsidiaries that have been or are intended to be reinvested indefinitely.

Earnings Per Share

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

Comprehensive Income

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), which established standards for reporting comprehensive income in financial statements. SFAS 130 requires reporting certain transactions that result in a change in equity, such as currency translation, unrealized gains and losses, deferred compensation and minimum pension liability adjustments, as components of comprehensive income. As of January 1, 1998, the Company adopted SFAS 130. The adoption of this Statement had no impact on the Company's net income or shareholders' equity.

New Accounting Standards

In January 1998, Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company is not required to adopt these Statements until the 1999 fiscal year. The Company is currently evaluating the extent to which its financial statements will be affected by these statements. The Company is unsure at this time what the impact will be on its financial statements.

In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is not required to adopt this Statement until the 2000 fiscal year. The Company is currently evaluating the extent to which its financial statements will be affected by this Statement. The Company is unsure at this time what the impact will be on its financial statements.

2. INVENTORIES

Inventories consisted of the following (in thousands):


                       JAN. 3, 1999      DEC. 28, 1997
                       ------------      -------------

Finished goods              $36,154            $28,564
Work-in-process              20,375             13,891
Raw materials                34,379             32,895
                            -------            -------
TOTAL INVENTORIES           $90,908            $75,350
                            -------            -------

Approximately $7.6 million and $7.0 million of total Company inventories were valued on the LIFO method in fiscal 1998 and 1997, respectively. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $4.0 million and $4.1 million higher at January 3, 1999, and December 28, 1997, respectively.

3. PROPERTIES AND EQUIPMENT
Properties and equipment consisted of assets owned and leased under capital lease arrangements as follows (in thousands):


                                               JAN. 3, 1999       DEC. 28, 1997
                                               ------------       -------------
Owned:
 Land                                             $ 10,260            $  4,439
 Buildings and leasehold improvements               54,633              50,132
 Machinery, fixtures and equipment                  90,384              76,556
 Accumulated depreciation and amortization         (60,700)            (49,044)
                                                  --------            --------
 Owned, net                                         94,577              82,083
                                                  --------            --------
Leased:
 Buildings and leasehold improvements                5,351               5,270
 Machinery, fixtures and equipment                   1,766               1,231
 Accumulated depreciation and amortization          (2,231)             (1,822)
                                                  --------            --------
 Leased, net                                         4,886               4,679
                                                  --------            --------
PROPERTIES AND EQUIPMENT, NET                     $ 99,463            $ 86,762
                                                  --------            --------


4. SHORT-TERM DEBT

Short-term debt (in thousands) at January 3, 1999, and December 28, 1997, was $6,263 and $3,305, respectively, and principally related to amounts owed under lines of credit. The weighted average interest rate based on short-term debt outstanding as of January 3, 1999, and December 28, 1997, was 7.0 percent and
7.2 percent, respectively. Average borrowings (in thousands) and the related weighted average interest rates were as follows:


                                          1998              1997
                                        ------            ------
Bank and other borrowings               $3,970            $4,524
                                        ------            ------
Weighted-average interest rate             6.4%              6.7%
                                        ------            ------

The maximum aggregate short-term debt outstanding (in thousands) at the end of any month during fiscal years 1998 and 1997 was $8,791 and $12,333, respectively.

5. LINES OF CREDIT

The Company maintains various credit agreements which are used primarily to fund the Company's working capital needs. At January 3, 1999, these agreements (in thousands) included foreign and domestic lines of credit of $17,916 and $7,500, respectively. Lines of credit are reviewed annually, with amounts borrowed under lines of credit included in short-term debt.

At January 3, 1999, foreign and domestic lines of credit not in use were (in thousands) $17,243 and $1,910, respectively. Borrowings under these agreements are available at the prime rate or other prevailing market rates. All domestic and the majority of foreign lines of credit have no fees or compensating balance arrangements. Fees incurred for one small portion of the foreign line of credit were not significant and were expensed when incurred.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):


                                            JAN. 3, 1999        DEC. 28, 1997
                                            ------------        -------------
Payroll and employee benefits                    $16,884              $19,494
Current portion of product warranties             10,417                9,583
Reserve for customer allowances                    4,766                4,740
Other current liabilities                         36,117               35,720
                                            ------------        -------------
TOTAL ACCRUED EXPENSES                           $68,184              $69,537
                                            ------------        -------------

7. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

Long-term debt and capitalized lease obligations consisted of the following (in thousands):


                                                                      JAN. 3, 1999        DEC. 28, 1997
                                                                      ------------        -------------
FNBC Facility with floating interest rates; due 1998 - 2004               $216,787             $230,591
8.625% Senior Subordinated debt; due 2007, net of discount                  99,759               99,733
Foreign borrowings with various interest rates;
 due 1998 - 2011                                                            17,425                2,435
Various industrial revenue bonds with floating interest rates;
 due 1998 - 2006                                                            12,750               12,800
Capitalized lease obligations with various interest rates;
 due 1998 - 2003                                                             1,669                  367
Other domestic borrowings with various interest rates;
 due 1998 - 2012                                                               679                1,420
                                                                      ------------        -------------
 Total                                                                    $349,069             $347,346
 Current portion                                                            18,538               26,214
                                                                      ------------        -------------
 LONG-TERM PORTION                                                        $330,531             $321,132
                                                                      ------------        -------------

In March 1997, the Company financed the acquisition of Kysor Industrial Corporation, after giving effect to the divestiture of the Transportation Products Group and other acquisition related transactions, through a $415 million loan facility established between the Company, Scotsman Group Inc. and certain other subsidiaries and the First National Bank of Chicago as agent for the lenders (the "FNBC Facility"). The FNBC Facility originally consisted of a $150 million seven-year term loan and a $265 million seven-year reducing revolving loan facility, both with an initial interest rate of 1.375 percent above Eurocurrency rates. The interest rates on both facilities adjust based on a leverage ratio as defined in the FNBC Facility and vary between 0.5 percent to 1.50 percent above Eurocurrency rates. As of January 3, 1999, $55 million of the term loan portion of the FNBC Facility had been repaid by the Company. The revolving portion of the FNBC Facility reduces (or has reduced) on December 31 in the respective years as follows: $10 million in 1998, $15 million in each of 1999, 2000, 2001, 2002 and 2003, with the remaining amount outstanding payable on the loan termination date in March 2004. The FNBC Facility is guaranteed by Scotsman and certain of its subsidiaries and secured by a pledge of stock of certain subsidiaries of Scotsman, including, but not limited to, Scotsman Group Inc., The Delfield Company and Kysor Industrial Corporation.

The FNBC Facility required that a notional amount of $150 million be hedged to reduce interest rate exposure for three years. For information on the interest-rate swaps outstanding which were established in 1997 to comply with the requirement imposed by the FNBC Facility, see Note 10.

In addition to financing the Kysor acquisition, proceeds of the FNBC Facility were used to pay expenses associated with this acquisition and were used to repay existing long-term debt (as described below), including debt outstanding under a former $90 million reducing revolving credit agreement and a $20 million private placement agreement. This early repayment resulted in an after-tax loss of $633,000 which is presented in the accompanying income statement for the fiscal year ended December 28, 1997, as an extraordinary loss.

As of January 3, 1999, interest rates under the FNBC Facility ranged from approximately 6.69 percent to 8.13 percent for Eurocurrency loans. Commitment fees on the FNBC Facility vary from 0.175 percent to 0.35 percent per annum on the unused portion.

In December 1997, the Company's wholly-owned subsidiary, Scotsman Group Inc., issued $100 million of 8 5/8% Senior Subordinated Notes which will mature on December 15, 2007. Net proceeds of the subordinated notes were used to repay $30 million of the term loan under the FNBC Facility as discussed above and also to repay amounts owed under the revolving credit portion of the FNBC Facility. The Company has issued a guaranty of the Notes under which the Company, as primary obligor and not merely as a surety, has fully and unconditionally guaranteed on a senior subordinated basis the payment of the Notes when due and the due performance by Scotsman Group Inc. of its other obligations under the Indenture. See Note 16 regarding summary financial information of Scotsman Group Inc.

The Company's foreign subsidiaries have various loans outstanding, which are primarily loan agreements with banks. Of the $17.4 million of foreign long-term debt outstanding as of January 3, 1999, $12.8 million related to long-term debt of Austral Refrigeration Pty. Limited ("Austral"). A controlling interest in Austral was acquired by the Company in November 1998 (see Note 14). The debt of Austral is secured by an interlocking Guarantee and Indemnity from Austral and its wholly-owned subsidiaries, along with a registered first mortgage over the whole of assets of Austral and its wholly-owned subsidiaries and a registered first mortgage on its Glendenning properties.

The Company has various industrial revenue bonds outstanding. One of the industrial revenue bonds is secured by a bank letter of credit for $9.6 million. The current cost of the commitment fee on the letter of credit ranges from 0.50 percent to 1.50 percent on outstanding principal and interest depending on the Company's leverage ratio as defined in the FNBC Facility as described above. The two other industrial revenue bonds are secured by properties. One is secured by a building with a net book value of $4.2 million as of January 3, 1999, and the other is secured by a building section with a net book value of $0.6 million as of January 3, 1999. Interest rates on the Company's industrial revenue bonds are variable.

The Company also has various capital lease obligations which are collateralized by properties and equipment with a net book value of approximately $0.7 million.

The weighted average effective interest rate was 7.6 percent and 7.7 percent at January 3, 1999, and December 28, 1997, respectively. Future required maturities of long-term debt and capital leases, assuming letters of credit are outstanding at the same level as January 3, 1999, were as follows (in thousands):


----------------------------------------------------------------------
1999                                                          $ 18,538
2000                                                            28,602
2001                                                            24,137
2002                                                            27,831
2003                                                            23,696
Thereafter                                                     226,265
                                                              --------
TOTAL                                                         $349,069
                                                              --------

The agreement governing the FNBC Facility includes various financial covenants. The Company was in compliance with those covenants as of January 3, 1999. One of the covenants in the FNBC Facility has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. At January 3, 1999, consolidated stockholders' equity of the Company was $160.5 million. Under this covenant, the amount of retained earnings that were restricted as of January 3, 1999, was $70.7 million. The Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends. Also, under a covenant included in the senior subordinated debt indenture, $79.2 million of retained earnings of the Company and its wholly-owned subsidiary, Scotsman Group Inc., were restricted as of January 3, 1999.

8. OPERATING LEASES

The Company leases certain of its offices, buildings, and machinery and equipment for periods up to 15 years with various renewal options. Rental expense under operating leases was $5.1 million in 1998, $4.1 million in 1997, and $2.5 million in 1996.

Future minimum lease commitments under non-cancelable operating leases with initial lease terms greater than one year at January 3, 1999, were as follows (in thousands):


--------------------------------------------------------------------
1999                                                         $ 3,562
2000                                                           3,106
2001                                                           2,537
2002                                                           2,043
2003                                                           1,502
Thereafter                                                     5,824
                                                             -------
TOTAL MINIMUM LEASE COMMITMENTS                              $18,574
                                                             -------

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

Information for the Company's major defined benefit plans and post-retirement medical plans is as follows (in thousands):

                                                                                    Post-retirement
                                                        Pension Benefits             Medical Plans
                                                 ---------------------------      -------------------
                                                      1998              1997          1998      1997
                                                 ---------         ---------      --------   --------
Change in benefit obligation:
Benefit obligation at beginning of year            $52,984          $ 52,897       $ 6,478   $ 5,399
Service cost                                         2,986             2,331           383       350
Interest cost                                        3,606             2,790           392       375
Plan participants' contributions                        --                --            45        40
Amendments                                             320                --            --        --
Net actuarial loss (gain)                            1,932             5,500          (470)      513
Settlement gain                                         --              (134)           --        --
Benefits paid                                       (1,987)          (10,292)         (369)     (199)
Expenses paid                                         (240)             (108)           --        --
                                                 ---------         ---------      --------   --------
BENEFIT OBLIGATION AT END OF YEAR                  $59,601          $ 52,984       $ 6,459   $ 6,478
                                                 ---------         ---------      --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year     $50,399          $ 43,314            --        --
Actual return on plan assets                         8,206             6,788            --        --
Employer contributions                               1,338             1,323           323       159
Plan participants' contributions                        78                70            46        40
Benefits paid                                       (1,624)           (1,109)         (369)     (199)
Expenses paid                                         (334)               13            --        --
                                                 ---------         ---------      --------   --------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR           $58,063          $ 50,399       $    --   $    --
                                                 ---------         ---------      --------   --------
Funded status                                      $(1,538)         $ (2,585)      $(6,459)  $(6,478)
Unrecognized prior-service cost                      1,354             1,183            --        --
Unrecognized transition asset                           (4)               (6)           --        --
Unrecognized net actuarial (gain) loss              (2,778)             (758)           23       470
                                                 ---------         ---------      --------   --------
ACCRUED BENEFIT COST                               $(2,966)         $ (2,166)      $(6,436)  $(6,008)
                                                 ---------         ---------      --------   --------
Amounts recognized in the statement of
financial position consist of:
Prepaid (accrued) benefit cost                     $ 4,567          $    (17)      $    --   $    --
Accrued benefit liability                           (8,354)           (2,542)       (6,436)   (6,008)
Intangible asset                                       625               267            --        --
Accumulated other comprehensive income                 196               126            --        --
                                                 ---------         ---------      --------   --------
NET AMOUNT RECOGNIZED                              $(2,966)         $ (2,166)      $(6,436)  $(6,008)
                                                 ---------         ---------      --------   --------
Weighted-average assumptions as of December 31:
Discount rate                                    6.75%-7.0%              7.0%         6.75%      7.0%
Expected return on assets                         8.0%-8.5%         8.0%-8.5%           --        --
Rate of compensation increase                     4.0%-6.0%         4.0%-6.0%           --        --
                                                 ---------         ---------      --------   --------

                                                    Pension Benefits                Post-retirement Medical Plans
                                          ----------------------------------       ------------------------------
                                             1998          1997         1996        1998         1997        1996
                                          -------       -------       ------       -----        -----       -----
Components of net periodic benefit cost:
Service cost                              $ 2,908       $ 2,313       $1,141       $ 383        $ 350       $ 146
Interest cost                               3,606         2,536          790         392          375         148
Expected return on plan assets             (4,216)       (2,739)        (643)         --           --          --
Amortization of prior service cost            149           117          122          --           --          --
Amortization of transition asset               (2)           (2)          (2)         --           --          --
Recognized net actuarial loss (gain)           59            17           (8)        (24)          --          --
                                          -------       -------       ------       -----        -----       -----
NET PERIODIC BENEFIT COST                 $ 2,504       $ 2,242       $1,400       $ 751        $ 725       $ 294
                                          -------       -------       ------       -----        -----       -----

For measurement purposes, a 7.50 percent gross health care trend rate was used for post-retirement medical plan benefits for 1999. Trend rates were assumed to decrease gradually to 5.0 percent in 2005 and remain at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical plans. A one percentage point change in assumed health care cost trend rates would have the following effects on 1998 expense and year-end liabilities (in thousands):


                                                                  ONE-PERCENT          ONE-PERCENT
                                                                     INCREASE             DECREASE
                                                                  -----------          -----------
Effect on total of service and interest cost components                  $117               $ (95)
Effect on post-retirement benefit obligation                             $862               $(704)
                                                                  -----------          -----------

The Company has pension plans covering employees in its Italian subsidiaries. These plans combine aspects of both government mandated and non-contributory plans. Total pension expense under these plans included in the Consolidated Statement of Income (in thousands) was $693, $793, and $895 in fiscal years 1998, 1997 and 1996, respectively. The unfunded liability for these plans included in the Consolidated Balance Sheet at January 3, 1999, and December 28, 1997, (in thousands) was $4,388 and $4,208, respectively.

The Company also sponsors defined contribution pension plans. Participation in one of these plans is available to substantially all domestic employees. Company contributions to these plans are based on either a percentage of employee contributions or a specified amount depending on the provisions of the plan. Total costs incurred under the plans were (in thousands) $1,582, $661, and $742 for fiscal years 1998, 1997 and 1996, respectively.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair market value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Temporary Cash Investments

Temporary cash investments consist principally of investments in short-term, interest-bearing instruments. The carrying amount approximates fair market value.

Trade Accounts and Notes Receivable and Payable

The carrying amount of the Company's trade accounts and notes receivable and payable approximates market value.

Long-Term Debt

The carrying amount of most of the Company's long-term debt and the Company's short-term debt approximates market value since rates on those debt agreements are variable and are set periodically based on current rates during the year. The fair market value of the Company's long-term debt with fixed interest rates is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.

Letters of Credit

As collateral for the Company's industrial revenue bonds and for certain of its insurance programs, the Company had a total of $11.1 million of letters of credit outstanding as of January 3, 1999. The Company pays letter of credit fees to its bank group that range from 0.50 to 1.50 percent based upon the leverage ratio as defined in the FNBC Facility. It is the Company's opinion that the replacement costs for such letters of credit would not significantly vary from the present fee structure.

Interest Rate Hedging and Forward Contracts

Effective March 1997, the Company entered into two interest rate swap agreements to reduce the impact of changes in interest rates on its domestic floating-rate long-term debt. The interest rate swap agreements had notional principal amounts of $50 million and $100 million, respectively. Interest payable was at a fixed rate of 6.245 percent and 6.17 percent, for the $50 million and $100 million agreements, respectively. In return for both of these agreements, the Company will receive floating rate interest payments based on three-month London Interbank Offered Rate. The $50 million interest rate swap agreement has a maturity date of March 2000, but is extendable for an additional two years at the option of the bank. The $100 million interest rate swap agreement will mature in March 2003. These two swap agreements are accounted for as hedges.

Also, the Company had a forward exchange contract outstanding as of January 3, 1999, to hedge exposure relating to an intercompany receivable. The difference between the forward exchange rate in the contract and the market exchange rate was immaterial as of January 3, 1999.

The Company also has an interest-rate cap agreement outstanding relating to a portion of indebtedness at its Australian subsidiary. The interest-rate cap agreement entitles the Company to receive from the counterparty the amount, if any, by which the bank bill rate in Australia exceeds 7.0 percent on a notional principal amount of 5.0 million Australian dollars. The fair value of the interest-rate cap agreement was not significant as of January 3,1999.

No material loss is anticipated due to nonperformance by counterparties to these agreements. The fair value of interest-rate swaps and caps is the estimated amount that the Company would receive or pay to terminate the agreements as of the balance sheet date.

The estimated fair value of the Company's financial instruments which differ from their carrying amount at January 3, 1999, (in thousands) was as follows:


                                         CARRYING AMOUNT       FAIR VALUE
                                         ---------------       ----------

Liabilities:
Long-term debt                                 $347,400         $347,129
Interest-rate swap agreements                        --            5,793
                                               --------         --------

The estimated fair value of the Company's financial instruments which differ from their carrying amount at December 28, 1997, (in thousands) was as follows:

                                         CARRYING AMOUNT       FAIR VALUE
                                         ---------------       ----------
Liabilities:
Long-term debt                                  $346,979         $347,496
Interest-rate swap agreements                         --            2,111
                                                --------         --------

11. INCOME TAXES

The components of the consolidated net deferred tax assets and liabilities as of January 3, 1999, and December 28, 1997, were as follows (in thousands):

                                                      JAN. 3, 1999     DEC. 28, 1997
                                                      ------------     -------------
GROSS DEFERRED TAX ASSETS:
Warranty accruals                                        $  4,613          $  4,046
Severance accruals                                          3,249             4,685
Pensions                                                    4,740             4,937
Excise tax                                                  1,493             2,239
Receivable allowances                                       1,128             1,529
Inventory reserves                                          1,270             1,924
Reserve for post-retirement medical costs                   1,369             2,308
Amortization of certain intangibles                         2,134             1,009
German net operating loss carry forwards                    1,171             2,210
Other                                                      15,007            15,252
                                                         --------          --------
Total gross deferred tax assets                            36,174            40,139
Valuation allowance                                        (1,171)           (2,210)
                                                         --------          --------
Total deferred tax assets                                $ 35,003          $ 37,929
                                                         --------          --------
GROSS DEFERRED TAX LIABILITIES:
Properties and equipment                                 $ (7,486)         $ (7,935)
Goodwill amortization                                      (1,395)           (1,751)
Pension accrual                                            (2,006)           (3,179)
Adjustments for accounting method changes                  (1,353)              (12)
Other                                                      (2,247)           (3,189)
                                                         --------          --------
Total gross deferred tax liabilities                     $(14,487)         $(16,066)
                                                         --------          --------

The above deferred tax components are reflected in the accompanying balance sheet as follows (in thousands):

                                                   JAN. 3, 1999       DEC. 28, 1997
                                                   ------------       -------------
Current portion of deferred tax asset                  $14,981             $12,515
Non-current portion of deferred tax asset
(included in other non-current assets)                   7,903              11,653
Non-current portion of deferred tax liability           (2,368)             (2,305)
                                                   ------------       -------------

The valuation allowance as of January 3, 1999, includes $1.2 million to entirely offset the tax asset established for Hartek pre-acquisition net operating loss carry forwards. The Company is awaiting written notice from the German Tax Office confirming that the losses, for corporate as well as Trade Tax purposes, assessed on the basis of the tax field audit for the years through 1996 are unchanged compared to the original assessments. The German net operating loss carry forwards, if realized, will result in a reduction of goodwill and the benefit of utilizing the net operating loss carry forwards will not flow through the income statement.

The provision (benefit) for income taxes consisted of the following (in thousands):


FOR THE FISCAL YEARS ENDED                       JAN. 3, 1999              DEC. 28, 1997                DEC. 29, 1996
--------------------------                       ------------              -------------                -------------
State - Current                                       $ 1,836                   $ 2,365                       $   801
Federal - Current                                       7,868                     3,541                         6,717
Foreign - Current                                       6,506                     6,096                         7,407
                                                      -------                   -------                       -------
Total                                                  16,210                    12,002                        14,925
                                                      -------                   -------                       -------
State - Deferred                                          225                      (971)                           89
Federal - Deferred                                      1,418                     6,324                           748
Foreign - Deferred                                        819                     1,287                           687
                                                      -------                   -------                       -------
Total                                                   2,462                     6,640                         1,524
                                                      -------                   -------                       -------
PROVISION FOR INCOME TAXES                            $18,672                   $18,642                       $16,449
                                                      -------                   -------                       -------

Income before income taxes from foreign operations was $15.5 million in 1998, $14.7 million in 1997 and $15.7 million in 1996. The differences between the Company's effective tax rate and the statutory federal income tax rate were as follows:


FOR THE FISCAL YEARS ENDED                                JAN. 3, 1999             DEC. 28, 1997            DEC. 29, 1996
--------------------------                                ------------             -------------            -------------
Statutory federal income tax rate                                35.0%                     35.0%                    35.0%
Increase (decrease) in rate resulting from:
  State and local income taxes, net of federal
   tax benefit                                                    3.5                       2.5                      1.7
Foreign tax effect                                                5.0                       5.9                      7.6
Non-tax deductible goodwill                                       6.3                       5.3                      2.0
Other                                                            (0.1)                      0.9                      0.7
                                                                 ----                      ----                     ----
                                                                 49.7%                     49.6%                    47.0%
                                                                 ----                      ----                     ----

In accordance with the Company's accounting policy, provision for U.S. income taxes has not been made on $37.7 million of undistributed earnings of foreign subsidiaries at January 3, 1999.

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

The Company also maintains the Non-Employee Directors Stock Option Plan. The options under this plan vest 100 percent on the date preceding the first annual meeting of shareholders following the date of the grant of the options. The option price per share may not be less than the fair market value of one share on the date of the grant. An option may not be exercisable after more than 10 years and one day from the date of the grant.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      1998         1997          1996
                                   -------      -------       -------
Net income (in thousands):
 As reported                       $18,928      $18,286       $18,568
 Pro forma                         $17,973      $17,845       $18,306
Basic net income per share:
 As reported                       $  1.79      $  1.73       $  1.89
 Pro forma                         $  1.70      $  1.69       $  1.86
Diluted net income per share:
 As reported                       $  1.76      $  1.69       $  1.73
 Pro forma                         $  1.67      $  1.65       $  1.71
                                   -------      -------       -------

A summary of the status of the Company's two stock option plans at January 3, 1999, December 28, 1997, and December 29, 1996, and changes during the years then ended is presented in the following table:

                                                   1998                    1997                     1996
                                          ---------------------     -------------------     --------------------
                                                       Weighted                Weighted                 Weighted
                                                        Average                 Average                  Average
                                           Shares      Exercise     Shares     Exercise     Shares      Exercise
                                            (000)         Price      (000)        Price      (000)         Price
                                           ------      --------     ------     --------     ------      --------
Outstanding at beginning of year             614            $15       560           $13       525            $12
Granted                                      161             26        98            27        92             18
Exercised                                    (23)            16       (31)           11       (51)            10
Forfeited                                    (29)            23       (13)           19        (6)            17
                                           ------      --------     ------     --------     ------      --------
Outstanding at end of year                   723             17       614            15       560             13
                                           ------      --------     ------     --------     ------      --------
Exercisable at end of year                   467            $13       418           $11       377            $10
Weighted average fair value of
options granted during the year                          $15.04                  $15.30                    $9.74
                                           ------      --------     ------     --------     ------      --------

The following table summarizes information about stock options outstanding at January 3, 1999:

                                                   OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                   ------------------------------------------------             -------------------------
                                                              Weighted
                                        Number                 Average     Weighted                  Number      Weighted
                                   Outstanding               Remaining      Average             Exercisable       Average
Range of                             at 1/3/99             Contractual     Exercise               at 1/3/99      Exercise
Exercise Prices                          (000)            Life (years)        Price                   (000)         Price
---------------                    -----------            ------------     --------             -----------      --------
$ 7 to $10                                201                      1.7          $ 8                    201            $ 8
$11 to $15                                114                      1.8           12                    112             12
$16 to $20                                171                      6.1           17                    127             17
$21 to $28                                237                      8.7           27                     27             26
                                   -----------            ------------     --------             -----------      --------
$7 to $28                                 723                      3.1          $17                    467            $13
                                   -----------            ------------     --------             -----------      --------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively:

EXECUTIVE PLAN                                                1998        1997
--------------                                               ------      ------
Risk-free interest rate                                       6.43%       6.49%
Expected volatility                                          34.74%      35.85%
Expected dividend yield                                       0.38%       0.40%
Expected life, in years                                      10.01       10.01
                                                             -----       -----

NON-EMPLOYEE DIRECTORS PLAN                                    1998       1997
---------------------------                                  ------      ------
Risk-free interest rate                                       5.68%       6.47%
Expected volatility                                          34.44%      35.59%
Expected dividend yield                                       0.36%       0.40%
Expected life, in years                                      10.01       10.01
                                                             ------      ------

The Company issued from treasury 5,683, 4,874, and 5,965 shares of common stock in fiscal years 1998, 1997 and 1996, respectively, as annual Board of Directors fees. Costs relating to these fees (in thousands) of $147, $120 and $120, were recorded in fiscal years 1998, 1997 and 1996, respectively.

13. ACQUISITION OF KYSOR

In March 1997, the Company acquired Kysor Industrial Corporation ("Kysor"), a major manufacturer and marketer of refrigerated display cases, commercial refrigeration systems and insulated panels primarily serving the supermarket industry. The Company purchased Kysor's common and preferred stock (hereinafter referred to as the "Acquisition") for an aggregate purchase price of $311 million. Concurrent with the purchase, the Company sold Kysor's Transportation Products Group to a third party for an aggregate purchase price of $86 million plus assumption of certain liabilities. The Company retained possession of Kysor's Commercial Products Group. Goodwill relating to the acquisition of Kysor was $196.8 million and is being amortized for book purposes over 40 years using the straight-line method.

The purchase price was allocated principally to goodwill of $196.8 million; working capital of $44.8 million; property, plant and equipment of $36.4 million; severance and other Kysor employee related liabilities of $43.7 million; and deferred tax impacts of $17.5 million.

Kysor reported total sales in 1996 of $381 million, of which $245 million related to commercial refrigeration products.

The accompanying unaudited condensed pro forma income statement information is presented to illustrate the effect of certain events on the historical income statement information of the Company as if the acquisition of Kysor had occurred as of the first day of the period presented. The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above. The pro forma results of operations for the year-to-date period ended December 28, 1997, include certain adjustments made by Kysor prior to acquisition anticipating the completion of the transaction. These adjustments related to changes in the accounting estimates for the carrying value of certain assets and liabilities and the combining of four of Kysor's business units into two business units. Management does not expect these adjustments to occur in the future.

The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.


(Amounts in thousands, except per-share data)                              Pro Forma (Unaudited)
TWELVE MONTHS ENDED                                                                DEC. 28, 1997
---------------------------------------------                              ---------------------
Net sales                                                                               $610,422
Net income before extraordinary loss                                                      16,893
Net income                                                                                16,260
Net income per share, diluted                                                           $   1.51
                                                                                        --------

14. ACQUISITION OF AUSTRAL AND OTHER INVESTMENTS

The Company's subsidiary, Kysor Industrial Corporation, acquired 24 percent of the outstanding stock of Austral Refrigeration Pty. Limited ("Austral") on November 16, 1998, and thereby increased its ownership of Austral to a 53 percent controlling interest. The Company had first acquired a 24 percent interest in Austral as part of its 1997 acquisition of Kysor Industrial Corporation. The Company's ownership percentage in Austral prior to the November 1998 purchase had grown to 30 percent due to the repurchase by Austral of certain outstanding shares during 1998. Austral, a privately-held company based in Australia, is a licensee of the Company's Kysor//Warren product line and the largest manufacturer and installer of supermarket display cases and refrigeration systems in Australia and New Zealand. Austral reported sales for its fiscal year ended June 30, 1998, of approximately U.S. $91 million. With the November 1998 purchase, the Company recorded a preliminary amount of goodwill of $14.7 million, bringing the total amount of goodwill related to Austral to $26.6 million. Prior to the acquisition of a controlling interest in Austral, goodwill related to the investment in Austral was recorded in other non-current assets in the balance sheet. The goodwill amount related to Austral is preliminary and will be finalized within 12 months of the November 1998 acquisition date. The amount of goodwill from this acquisition will be amortized for book purposes over 40 years using the straight-line method.

In connection with its acquisition of a controlling interest in Austral, the Company, through Kysor, also entered into a put option agreement with the minority shareholders of Austral under which the minority shareholders have the right to require Kysor to acquire some or all of the remaining Austral shares at a purchase price per share equal to a multiple of Austral's net after tax income for the preceding one or two fiscal year period, depending on the date of exercise, divided by the number of Austral shares outstanding on the date of exercise. The put is exercisable between October 1 and October 31 of each year, beginning October 1999. Kysor's obligation to purchase Austral shares in 1999 and 2000 is capped at an aggregate amount equal to Austral's net after-tax income in its fiscal year immediately preceding the date on which the put option is exercised and is at all times subject to Kysor's ability to complete the purchase in compliance with all covenants governing any then outstanding SGI debt or financing arrangements.

The accompanying unaudited condensed pro forma income statement information is presented to illustrate the effect of certain events on the historical income statement information of the Company as if the acquisition of Austral had occurred as of the first day of the period presented. The pro forma information includes assumptions and estimates and is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the transaction occurred as discussed above.

The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.


(Amounts in thousands, except per-share data)             Pro Forma (Unaudited)
TWELVE MONTHS ENDED                                                JAN. 3, 1999
---------------------------------------------             ---------------------
Net sales                                                              $727,751
Net income                                                               19,658
Net income per share, diluted                                          $   1.83
                                                                       --------

In December 1998, the Company's subsidiary, Scotsman Drink Limited, purchased one-third of the issued capital of Total Cellar Systems Limited, an installer and servicer of beer dispensing equipment in the United Kingdom, for a purchase price of less than $1.0 million.

In December 1997, the Company's subsidiary, Scotsman Group Inc., acquired the remaining 40 percent interest in the former joint venture in China for a cash outlay of approximately $1.4 million.

In December 1997, the Company's subsidiary, Scotsman Drink Limited, acquired Homark Holdings Limited ("Homark"), a beverage dispensing business located in the United Kingdom, for a purchase price of approximately 3.3 million pounds sterling or approximately $5.6 million. Homark had 1997 full-year sales of approximately $10 million.

Pro forma information related to these acquisitions was not material.

15. BUSINESS SEGMENT INFORMATION

Effective January 3, 1999, the Company adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information."

The Company's principal business is the design, manufacture and sale of a diversified line of commercial refrigeration products. The Company sells the products it manufactures to customers in the foodservice industry and the food retail industry. The foodservice industry is defined as worldwide restaurants (including fast-food chains), hotels, motels, soft-drink bottlers, brewers and the Company's distribution network to reach these customers. Products sold to foodservice customers include commercial ice machines, food preparation workstations and commercial up-right and under-the-counter refrigerators and freezers, beverage systems, and walk-in coolers and freezers. The food retail industry is defined as worldwide supermarkets and convenience stores, and products manufactured and sold to these customers include refrigerated display cases, mechanical refrigeration systems, walk-in coolers and freezers, and ice machines.

The Company's primary measure of segment profit or loss is operating earnings, which is defined by the Company as earnings before interest and taxes. The segment disclosures are generally on a basis consistent with the accounting policies described in Note 1, Summary of Significant Accounting Policies, with several exceptions. Intersegment transfers of inventory are recorded at variable cost, plus a markup. The costs of corporate office activities are not allocated to the segments. Amortization of goodwill is included in the operating earnings of the foodservice segment, however it is not included in the operating earnings of the food retail segment. Information on the two segments is as follows (in thousands):

                                Net Sales                           Operating Earnings              Depreciation and Amortization
                -------------------------------------------     ----------------------------     -----------------------------------
                      1998            1997             1996        1998        1997     1996        1998           1997         1996
                ----------        --------         --------     -------     -------  -------      ------        -------       ------
Foodservice       $352,094        $348,058         $339,949     $37,875     $35,540  $39,048      $8,939         $8,399       $8,468
Food Retail        280,950         223,530           16,424      35,545      31,839    2,976       5,232          3,966          307
                  --------        --------         --------     -------     -------  -------     -------        -------       ------
Total             $633,044        $571,588         $356,373     $73,420     $67,379  $42,024     $14,171        $12,365       $8,775
                  --------        --------         --------     -------     -------  -------     -------        -------       ------

                                                                                                          Investment in
                             Total Assets                       Capital Expenditures                 Equity Method Investees
                -------------------------------------    -----------------------------------  --------------------------------------
                      1998          1997         1996        1998           1997        1996    1998            1997            1996
Foodservice       $263,137      $268,559     $266,249      $6,748         $5,164      $6,076  $1,842          $6,806          $1,101
Food Retail (a)    167,385       123,235        9,386       3,565          6,525         180     157          17,365             958
                  --------      --------     --------     -------        -------      ------  ------         -------          ------
Total             $430,522      $391,794     $275,635     $10,313        $11,689      $6,256  $1,999         $24,171          $2,059
                  --------      --------     --------     -------        -------      ------  ------         -------          ------

(a) Beginning December 1998, the balance sheet of Austral was consolidated as the Company acquired a controlling interest. Prior to that date, Austral was accounted for under the equity method.

                                                                  1998         1997          1996
                                                                --------     --------      --------
Total segment operating earnings                                $73,420      $67,379        $42,024
Costs not allocated to segments:
 Goodwill and intangible amortization from
  Kysor acquisition                                              (5,335)      (4,309)            --
 Corporate functions                                             (3,665)      (4,151)        (1,728)
 Interest expense                                               (27,674)     (22,769)        (6,070)
 Interest income                                                    854        1,411            791
                                                                --------     --------      --------
Consolidated income before income taxes                         $37,600      $37,561        $35,017
                                                                --------     --------      --------

Earnings (Loss) of Nonconsolidated Affiliates                     1998        1997          1996
                                                                --------    --------      --------
Foodservice                                                       $(186)       $(150)        $(297)
Food Retail (a)                                                   1,880        1,376            --
                                                                --------    --------      --------
Total                                                            $1,694       $1,226         $(297)
                                                                --------    --------      --------

(a)Beginning December 1998, the balance sheet of Austral was consolidated as the Company acquired a controlling interest. Prior to that date, Austral was accounted for under the equity method.

                                                                      1998         1997        1996
                                                                  --------     --------    --------
Total segment assets                                              $430,522     $391,794    $275,635
Corporate and unallocated assets:
 Cash and temporary cash investments                                10,568        8,148       1,310
 Goodwill related to Kysor acquisition, net of amortization        187,918      187,774          --
 Goodwill from Austral investment, net of amortization              25,723       12,324          --
 Prepaid income taxes                                               21,151       23,957       4,479
 All other, net                                                     31,768       36,127       1,840
                                                                   --------    --------    --------
Total assets                                                      $707,650     $660,124    $283,264
                                                                   --------    --------    --------

Revenues From External Customers                                      1998         1997        1996
--------------------------------                                  --------     --------    --------
Refrigerated display cases                                        $188,384     $152,156    $     --
Ice machines                                                       171,865      166,190     175,998
Food preparation and storage equipment                             103,004      119,681     112,800
Walk-in coolers and freezers                                        86,115       63,325          --
Beverage systems                                                    83,676       70,236      67,575
                                                                  --------     --------    --------
Total                                                             $633,044     $571,588    $356,373
                                                                  --------     --------    --------

                              Net Sales to External Customers            Long-Lived Assets
                        -------------------------------------  ------------------------------------
Geographic Information         1998         1997         1996      1998           1997         1996
----------------------  -----------  -----------  -----------  --------  -------------     --------
United States              $479,031     $429,803     $226,486  $ 97,799       $107,080      $38,472
Great Britain                42,673       31,886       27,578     5,053          8,467        2,589
All other countries         111,340      109,899      102,309    25,598         24,287        9,654
                           --------     --------     --------  --------       --------      -------
Total                      $633,044     $571,588     $356,373  $128,450       $139,834      $50,715
                           --------     --------     --------  --------       --------      -------

Revenues are attributed to a country according to the location of the customer. The Company has no single external customer which accounts for 10 percent or more of its revenue. Long-lived assets exclude goodwill and other intangibles.

16. SUMMARY FINANCIAL INFORMATION

The following is summarized financial information of Scotsman Group Inc., the Company's direct wholly-owned subsidiary which issued $100 million aggregate principal amount of Senior Subordinated Notes due 2007.

Summarized Financial Information (in thousands):


FOR THE FISCAL YEARS ENDED                    JAN. 3, 1999  DEC. 28, 1997  DEC. 29, 1996
--------------------------                    ------------  -------------  -------------
Current assets                                    $258,327       $227,096       $137,574
Non-current assets                                 449,323        433,028        145,690
                                                  --------       --------       --------
Total assets                                      $707,650       $660,124       $283,264
                                                  --------       --------       --------
Current liabilities                               $167,325       $149,690       $ 79,664
Non-current liabilities                            374,757        369,523         73,298
                                                  --------       --------       --------
Total liabilities                                 $542,082       $519,213       $152,962
                                                  --------       --------       --------

FOR THE FISCAL YEARS ENDED                    JAN. 3, 1999     DEC. 28, 1997      DEC. 29, 1996
--------------------------                    ------------     -------------      -------------
Net sales                                         $633,044          $571,588           $356,373
Gross profit                                       158,365           141,990             98,431
Income before extraordinary loss                    19,033            19,041             18,679
Net income                                        $ 19,033          $ 18,408           $ 18,679
                                                  --------          --------           --------

The Company has fully and unconditionally guaranteed the Senior Subordinated Notes. The Company has not presented separate financial statements and other disclosure concerning Scotsman Group Inc. because the Company's management has determined that such information is not material to the holders of the Senior Subordinated Notes.

17. EARNINGS PER SHARE DISCLOSURE

Following is a reconciliation of the numerators and the denominators of the basic and diluted EPS computation.



FOR THE FISCAL YEARS ENDED
                                JAN. 3, 1999                          DEC. 28, 1997                           DEC. 29, 1996
               --------------------------------------  -------------------------------------  --------------------------------------

                     Income                                  Income                                 Income
               in thousands         Shares  Per-share  in thousands         Shares Per-share  in thousands         Shares  Per-share
                (Numerator)  (Denominator)     amount    (Numerator) (Denominator)    amount   (Numerator)  (Denominator)     amount
               ------------  -------------  ---------  -------------  ------------ ---------  ------------  -------------  ---------
Net income          $18,928                                 $18,286                               $18,568
Less: preferred
 stock dividends       --                                      --                                    (813)
Basic EPS
Income available to
common stockholders $18,928     10,590,081      $1.79       $18,286     10,554,984     $1.73      $17,755       9,398,016      $1.89
                    -------     ----------    -------       -------     ----------   -------      -------       ---------  ---------
Effect of Dilutive
 Securities:
  Common stock
   options             --          173,008                     --          248,277                     --         203,406
  Convertible
   preferred stock     --              --                      --            --                       813       1,107,457
                    -------     ----------    -------       -------     ----------   -------      -------       ---------  ---------
Diluted EPS
Income available
 to common
 stockholders and
 assumed
 conversions        $18,928     10,763,089      $1.76       $18,286     10,803,261     $1.69      $18,568      10,708,879      $1.73
                    -------     ----------    -------       -------     ----------   -------      -------      ----------  ---------

18. STOCK ACTIVITY
Common, preferred and treasury stock activities were as follows:


                                                  COMMON STOCK
NUMBER OF SHARES                            (NET OF TREASURY SHARES)                      PREFERRED STOCK          TREASURY STOCK
----------------                            ------------------------                     ---------------          --------------
Balance at December 31, 1995                           8,964,974                               1,999,992                 188,040
                                                       ---------                              ----------                 -------
 Issuance of deferred compensation                         5,965                                      --                  (5,965)
 Conversion of preferred stock into common stock       1,525,386                              (1,999,992)                     --
 Stock options exercised                                  46,139                                      --                   4,974
                                                       ---------                              ----------                 -------
Balance at December 29, 1996                          10,542,464                                      --                 187,049
 Issuance of deferred compensation                         4,874                                      --                  (4,874)
 Stock options exercised                                  21,259                                      --                   9,718
                                                       ---------                              ----------                 -------
Balance at December 28, 1997                          10,568,597                                      --                 191,893
 Issuance of deferred compensation                         5,683                                      --                  (5,683)
 Stock options exercised                                  22,600                                      --                      --
                                                       ---------                              ----------                 -------
Balance at January 3, 1999                            10,596,880                                      --                 186,210
                                                       ---------                              ----------                 -------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Scotsman Industries, Inc.:
We have audited the accompanying consolidated balance sheet of Scotsman Industries, Inc. (a Delaware Corporation) and subsidiaries as of January 3, 1999, and December 28, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotsman Industries, Inc. and subsidiaries as of January 3, 1999, and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen
-----------------------------
Arthur Andersen LLP
Chicago, Illinois
February 2, 1999

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


/s/ Richard C. Osborne                     /s/ Donald D. Holmes
-------------------------------------      ------------------------------------
Richard C. Osborne                         Donald D. Holmes
Chairman of the Board,                     Vice President-Finance and Secretary
President and Chief Executive Officer

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(Amounts in thousands, except per-share data)


FOR THE THREE MONTHS ENDED FISCAL YEAR 1998        JAN. 3, 1999      OCT. 4, 1998       JULY 5, 1998       APR. 5, 1998
-------------------------------------------        ------------      ------------       ------------       ------------
Net sales                                            $  139,853        $  164,421         $  176,555         $  152,215
Cost of sales                                           105,612           122,857            131,116            115,094
                                                   ------------      ------------       ------------       ------------
Gross profit                                             34,241            41,564             45,439             37,121
Selling and administrative expenses                      19,851            21,673             22,442             22,392
Amortization expense                                      1,953             1,907              1,886              1,841
                                                   ------------      ------------       ------------       ------------
Income from operations                                   12,437            17,984             21,111             12,888
Interest expense, net                                     6,385             6,516              6,713              7,206
                                                   ------------      ------------       ------------       ------------
Income before income taxes                                6,052            11,468             14,398              5,682
Income taxes                                              3,405             5,436              6,489              3,342
                                                   ------------      ------------       ------------       ------------
Income before extraordinary loss                     $    2,647        $    6,032         $    7,909         $    2,340
Extraordinary loss                                           --                --                 --                 --
                                                   ------------      ------------       ------------       ------------
Net income                                           $    2,647        $    6,032         $    7,909         $    2,340
                                                   ------------      ------------       ------------       ------------
Basic earnings per share (a):
 Income before extraordinary loss                    $     0.25        $     0.57         $     0.75         $     0.22
 Extraordinary loss                                          --                --                 --                 --
                                                   ------------      ------------       ------------       ------------
 Earnings per common share                           $     0.25        $     0.57         $     0.75         $     0.22
Diluted earnings per share (b):
 Income before extraordinary loss                    $     0.25        $     0.56         $     0.73         $     0.22
 Extraordinary loss                                          --                --                 --                 --
                                                   ------------      ------------       ------------       ------------
 Earnings per common share                           $     0.25        $     0.56         $     0.73         $     0.22
Weighted-average common shares outstanding:
 Basic                                               10,596,106        10,595,915         10,593,470         10,575,923
 Diluted                                             10,712,289        10,771,692         10,849,779         10,831,973
                                                   ------------      ------------       ------------       ------------

(a) Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.

(b) Diluted earnings per common share includes options, warrants and convertible securities in the calculation.

(Unaudited)
(Amounts in thousands, except per-share data)


FOR THE THREE MONTHS ENDED FISCAL YEAR 1997              DEC. 28, 1997     SEPT. 28, 1997      JUNE 29, 1997      MAR. 30, 1997
-------------------------------------------              -------------     --------------      -------------      -------------
Net sales                                                   $  140,059         $  159,675         $  173,777        $   98,077
Cost of sales                                                  109,314            119,527            128,311            72,446
                                                         -------------     --------------      -------------      ------------
Gross profit                                                    30,745             40,148             45,466            25,631
Selling and administrative expenses                             17,735             20,572             23,159            15,126
Amortization expense                                             1,887              1,774              1,820               998
                                                         -------------     --------------      -------------      ------------
Income from operations                                          11,123             17,802             20,487             9,507
Interest expense, net                                            6,151              6,426              6,574             2,207
                                                         -------------     --------------      -------------      ------------
Income before income taxes                                       4,972             11,376             13,913             7,300
Income taxes                                                     3,037              5,343              6,827             3,435
                                                         -------------     --------------      -------------      ------------
Income before extraordinary loss                            $    1,935         $    6,033         $    7,086        $    3,865
Extraordinary loss                                                  --                 --                 --              (633)
                                                         -------------     --------------      -------------      ------------
Net income                                                  $    1,935         $    6,033         $    7,086        $    3,232
Basic earnings per share(a):
 Income before extraordinary loss                           $     0.18         $     0.57         $     0.67        $     0.37
 Extraordinary loss                                                 --                 --                 --             (0.06)
                                                         -------------     --------------      -------------      ------------
 Earnings per common share                                  $     0.18         $     0.57         $     0.67        $     0.31
Diluted earnings per share(b):
 Income before extraordinary loss                           $     0.18         $     0.56         $     0.66        $     0.36
 Extraordinary loss                                                 --                 --                 --             (0.06)
                                                         -------------     --------------      -------------      ------------
 Earnings per common share                                  $     0.18         $     0.56         $     0.66        $     0.30
Weighted-average common shares outstanding:
 Basic                                                      10,566,637         10,558,231         10,550,977        10,544,095
 Diluted                                                    10,801,118         10,813,359         10,830,127        10,795,445
                                                         -------------     --------------      -------------      ------------

(a) Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.

(b) Diluted earnings per common share includes options, warrants and convertible securities in the calculation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements with accountants on accounting and financial disclosures during 1998.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in "Information Regarding Nominees and Directors" and "Compliance with Section 16 (a) of the Exchange Act" in the 1999 Proxy Statement is incorporated herein by reference. See also "Executive Officers of the Registrant," Part I, above.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled "Executive Compensation," "Options and Stock Appreciation Rights," "Pension Plan," "Executive Compensation and Severance Agreements, Including Change of Control Provisions," and "Directors' Fees and Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the sections entitled "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the sections entitled "Executive Compensation," "Executive Compensation and Severance Agreements, Including Change of Control Provisions" and "Other Agreements" in the 1999 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Scotsman Industries, Inc. and Subsidiaries are included in Item 8 of this report.

Report of Independent Public Accountants

Consolidated Statement of Income for each of the three years ended January 3, 1999, December 28, 1997, and December 29, 1996

Consolidated Balance Sheet as of January 3, 1999, and December 28, 1997

Consolidated Statement of Cash Flows for each of the three years ended January 3, 1999, December 28, 1997, and December 29, 1996

Consolidated Statement of Shareholders' Equity for each of the three years ended January 3, 1999, December 28, 1997, and December 29, 1996

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULE

Scotsman Industries, Inc.
Schedule II - Valuation and Qualifying
Accounts (In thousands)


                                                        ADDITIONS
                                                 -----------------------
                                     Balance at  Charged to   Charged to                Balance
                                      Beginning      Costs/        Other              at End of
                                      of Period    Expenses  Accounts(a)  Deductions     Period
                                     ----------  ----------  -----------  ----------  ---------
1996 - Accounts Receivable Reserves      $2,960      $  435      $ (128)      $(489)     $2,778
1997 - Accounts Receivable Reserves      $2,778      $1,126      $1,972       $(505)     $5,371
1998 - Accounts Receivable Reserves      $5,371      $  511      $  292       $(960)     $5,214

(a) Includes the foreign currency translation impact and also includes increases due to inclusion of the accounts receivable reserves of the acquired businesses as of the date of their acquisition by the Company.

(a) (3) LIST OF EXHIBITS

The following exhibits are filed as part of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been marked with an asterisk(*). Unless otherwise indicated, all documents incorporated by reference to prior filings have been filed under Commission File No. 1-10182.

Exhibit 2.1   Agreement and Plan of Merger, dated as of February 2, 1997, among the Company,
              K Acquisition Corp., and Kysor Industrial Corporation (incorporated herein by reference from Exhibit (c) (1) to the Company's Tender Offer Statement on Schedule
              14D-1, filed with the Commission on February 7, 1997), as amended by the First
              Amendment to Agreement and Plan of Merger, dated as of March 7, 1997 (incorporated herein by reference to the Company's 8-K, dated March 8, 1997).

Exhibit 2.2   Asset Purchase Agreement, dated as of February 2, 1997, among Kuhlman Corporation,
              Transpro Group, Inc., Kysor Industrial Corporation, and certain subsidiaries of
              Kysor Industrial Corporation (incorporated herein by reference to Exhibit (c) (2)
              of the Company's Schedule 14D-1 filed with the Commission on February 7, 1997).

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

Exhibit 4     Rights Agreement, dated as of April 14, 1989, between Scotsman Industries, Inc.
              and Harris Trust & Savings Bank (incorporated herein by reference to the Company's
              8-K, dated April 25, 1989), as amended by Amendment No. 1 thereto, dated as of
              January 11, 1994 (incorporated herein by reference to Scotsman Industries, Inc.
              Amendment No. 4 to General Form for Registration of Securities on Form 10/A, as
              filed with the Commission on January 27, 1994), Amendment 2 thereto, dated as of
              February 10, 1998 (incorporated herein by reference to the Company's 8-K, dated
              February 10, 1998), and Amendment 3 thereto, dated as of February 11, 1998
              (incorporated herein by reference to the Company's 8-K, dated February 19, 1998).

Exhibit 10.1  Reorganization and Distribution Agreement, dated as of March 15, 1989, by and among
              Household International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and
              Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

Exhibit 10.2 Tax Sharing Agreement, dated as of March 15, 1989, among Household International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25,
                    1989).

Exhibit 10.3 Benefits and Labor Agreement, dated as of March 15, 1989, among Household International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.4 Credit Agreement, dated March 12, 1997, (the "Credit Agreement"), among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein, and The First National Bank of Chicago, as Agent (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996), as amended by the First Amendment thereto, dated March 24, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997), the Second Amendment thereto dated June 30, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997), and the Third Amendment thereto dated December 15, 1997, (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997) and the Fourth Amendment thereto dated September 30, 1998.

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

Exhibit 10.8 Indenture, dated as of December 17, 1997, among Scotsman Industries, Inc., Scotsman Group Inc., and Harris Trust and Savings Bank, together with the form of 8 5/8% Senior Subordinated Notes Due 2007 issued by Scotsman Group Inc. under the Indenture and the related Guaranty of Scotsman Industries, Inc. (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997).

Exhibit 10.9 Promissory Note in the principal amount of $7,500,000, made as of April 28,1998, by Scotsman Group Inc. to Comerica Bank (incorporated by reference to the Company's 10-Q for the quarter ended April 5,1998), together with the related Reaffirmation of Guaranty and Consent, dated March 12, 1996, by Scotsman Industries, Inc. in favor of Comerica Bank, Guaranty Agreement, dated June 30, 1996, by Scotsman Industries, Inc. in favor of Comerica Bank (incorporated herein to the Company's 10-Q, dated June 30, 1996) and Guaranty by Booth, Inc., DFC Holding Corporation, The Delfield Company and Kysor Industrial Corporation, dated March 12, 1997, in favor of Comerica Bank (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996).

Exhibit 10.10 Reimbursement Agreement, dated March 1, 1988, among Household Manufacturing, Inc., King-Seeley Thermos Co. and the National Westminster Bank PLC, as amended by the Amendments dated as of April 14, 1989, December 12, 1989, June 26, 1992, November 20, 1992, March 17, 1993, among
                    Scotsman Group Inc., Scotsman Industries, Inc. and The Bank of Nova Scotia (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993), the Amendment dated April 29, 1994 (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994), Amendment No. 7 thereto, dated March 12, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 29,1996), among Scotsman Group Inc., Scotsman Industries, Inc., The Bank of Nova Scotia and The First National Bank of Chicago.

Exhibit 10.11   ISDA Master Agreement, dated as of March 3, 1994, including the Schedule and
                Amended Confirmation (2) thereto, between The First National Bank of Chicago and
                Scotsman Group Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995), as amended by an Amendment thereto dated
                December 15,1997 (incorporated by reference to the Company's 10-Q for the quarter ended April 5, 1998), together with the related Confirmation of Interest Rate Swap
                Transactions, dated March 17, 1997, in the notional amounts of $100 million and $50 million, respectively (incorporated herein by reference to the Company's 10-Q for the quarter ended March 30, 1997), as amended by an Amended Confirmation, dated
                February 5, 1998 (incorporated by reference to the Company's 10-Q for the quarter ended April 5, 1998).

Exhibit 10.12*  Long-Term Executive Incentive Compensation Plan of Scotsman Industries, Inc., as
                amended May 14, 1998 (incorporated by reference to the Company's Form 10-Q for the quarter ended July 5, 1998).

Exhibit 10.13*  Scotsman Industries, Inc., Executive Incentive Compensation Program, Plans AA, A-1
                and A-2 (incorporated herein by reference to the Company's 10-K for the fiscal quarter ended December 29, 1996).

Exhibit 10.14*  Scotsman Group Inc. Supplemental Tax Reduction Investment Plan, dated as of
                April 14, 1989 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 30, 1990).

Exhibit 10.15*  Non-Employee Directors Stock Option Plan, effective as of August 11, 1994
                (incorporated herein by reference to the Company's Registration Statement on Form
                S-8, No. 33-59397).

Exhibit 10.16*  Employment Agreement, dated September 16, 1991, between Scotsman Group Inc. and
                Richard C. Osborne (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

Exhibit 10.17*  Employment Agreement, dated September 16, 1991, between Scotsman Group Inc. and
                Emanuele Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991).

Exhibit 10.18*  Employment Agreement, dated September 16, 1991, between Scotsman Group Inc. and
                Donald D. Holmes (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

Exhibit 10.19*  Employment Agreement, dated December 18, 1997, between Scotsman Group Inc. and
                David M. Frase.

Exhibit 10.20*  Employment Agreement, dated October 17, 1996, between Scotsman Group Inc. and
                Christopher D. Hughes.

Exhibit 10.21*  Executive Severance Agreement, dated as of September 16, 1991, between Richard C.
                Osborne and Scotsman Group Inc. (incorporated herein by reference to the Company's
                10-Q for the quarter ended September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the
                Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.22*  Executive Severance Agreement, dated as of September 16, 1991, between Emanuele
                Lanzani and Frimont S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the
                Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.23*  Executive Severance Agreement, dated as of September 16, 1991, between
                Donald D. Holmes and Scotsman Group Inc. (incorporated herein by reference to the
                Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment
                No. 1 thereto, dated as of January 11, 1994, between Donald D. Holmes and Scotsman
                Group Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

Exhibit 10.24*  Retirement Program for Emanuele Lanzani of Frimont, S.p.A., Subsidiary of King-
                Seeley Thermos Co., dated July 25, 1984 (incorporated herein by reference to the
                Company's 10-K for the fiscal year ended December 31, 1989).

Exhibit 10.25   Agreement dated March 27, 1981, by and between Emanuele Lanzani and King-Seeley
                Thermos Co. and Frimont, S.p.A. (incorporated herein by reference to the Company's
                10-K for the fiscal year ended December 31, 1989), as amended by the Amendment dated March 20, 1990 (incorporated herein by reference to the Company's 10-Q for the quarter ended September 30, 1990).

Exhibit 21      List of Subsidiaries.

Exhibit 23      Consent of Arthur Andersen LLP.

Exhibit 27      Article 5 Financial Data Schedule for the Fiscal Year Ended January 3, 1999.

Exhibit 99      Cautionary Statements.

Copies of the exhibits referred to above will be furnished to shareholders upon written request at a cost of 15 cents per page. Requests should be made to Scotsman Industries, Inc., 820 Forest Edge Drive, Vernon Hills, Illinois 60061,
Attention: Donald D. Holmes, Secretary.

(b) Reports on Form 8-K

None.

(c) Exhibits

The exhibits required under this Item 14 (c) are filed as a separate section of this report.

(d)FINANCIAL STATEMENT SCHEDULES

See item 14(a)(2), above.
                                    Page 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: MARCH 19, 1999  SCOTSMAN INDUSTRIES, INC.

                       BY: /s/ R.C. Osborne
                       ------------------------------------------------------
                            R.C. Osborne, Chairman of the Board,
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Scotsman and in the capacities and on the dates indicated.


SIGNATURE                 TITLE                              DATE
---------------------------------------------------------------------------
/s/ R.C. Osborne    ,     Chairman of the Board, President,  March 19, 1999
----------------------
(R.C. Osborne)            Chief Executive Officer and
                          Director(Principal Executive
                          Officer)

/s/ D.C. Clark      ,     Director                           March 19, 1999
----------------------
(D.C. Clark)

/s/ F.W. Considine  ,     Director                           March 19, 1999
----------------------
(F. W. Considine)

/s/ P.B. Hamilton   ,     Director                           March 19, 1999
----------------------
(P.B. Hamilton)

/s/ G.D. Kennedy    ,     Director                           March 19, 1999
----------------------
(G.D. Kennedy)

/s/ J.J. O'Connor    ,    Director                           March 19, 1999
----------------------
(J.J. O'Connor)

/s/ R.G. Rettig     ,     Director                           March 19, 1999
----------------------
(R.G. Rettig)

/s/ R.L. Thomas     ,     Director                           March 19, 1999
----------------------
(R.L. Thomas)

/s/ D.D. Holmes     ,     Vice President - Finance and       March 19, 1999
----------------------
(D.D. Holmes)             Secretary (Principal Financial
                          and Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit                                                         Page Number
     Number                       Description(1)                      of Exhibit
    --------                     ---------------                     -----------

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

      2.2 Asset Purchase Agreement, dated as of February 2, 1997, among Kuhlman Corporation, Transpro Group, Inc., Kysor Industrial Corporation, and certain subsidiaries of Kysor Industrial Corporation (incorporated herein by reference to Exhibit (c)(2) of the Company's Schedule 14D-1 filed with the Commission on February 7, 1997).

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

     Exhibit                                                         Page Number
     Number                       Description(1)                      of Exhibit
     -------                      --------------                     -----------
       3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

       3.2 By-Laws of the Company, as amended (incorporated herein by reference to the Company's 8-K, dated June 21, 1991).

        4 Rights Agreement, dated as of April 14, 1989, between Scotsman Industries, Inc. and Harris Trust & Savings Bank (incorporated herein by reference to the Company's 8-K, dated April 25, 1989), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to Scotsman Industries, Inc. Amendment No. 4 to General Form for Registration of Securities on Form 10/A, as filed with the Commission on January 27, 1994), Amendment 2 thereto, dated as of February 10, 1998 (incorporated herein by reference to the Company's 8-K, dated February 10, 1998), and Amendment 3 thereto, dated as of February 11, 1998 (incorporated herein by reference to the Company's 8-K, dated February 10, 1998).

       10.1 Reorganization and Distribution Agreement, dated as of March 15, 1989, by and among Household International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25, 1989).

       10.2 Tax Sharing Agreement, dated as of March 15, 1989, among Household International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 8-K, dated April 25,
                    1989).

       10.3 Benefits and Labor Agreement, dated as of March 15, 1989, among Household International, Inc., Eljer Industries, Inc., Schwitzer, Inc. and Scotsman Industries, Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

       10.4 Credit Agreement, dated March 12, 1997 (the "Credit Agreement"), among Scotsman Group Inc. and the other parties named therein, as Borrowers, the Lenders named therein, and The First National Bank of Chicago, as Agent (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996), as amended by the First Amendment thereto, dated March 24, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997), the Second Amendment thereto dated June 30, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997), and the Third Amendment thereto dated December 15, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997) and the Fourth Amendment thereto dated September 30, 1998.

     Exhibit                                                         Page Number
     Number                       Description(1)                      of Exhibit
     -------                      --------------                     -----------
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

      10.8 Indenture, dated as of December 17, 1997, among Scotsman Industries, Inc., Scotsman Group, Inc., and Harris Trust and Savings Bank, together with the form of 8 5/8% Senior Subordinated Notes Due 2007 issued by Scotsman Group Inc. under the Indenture and the related Guaranty of Scotsman Industries, Inc. (incorporated by reference to the Company's 10-K for the fiscal year ended December 28, 1997).

      10.9 Promissory Note in the principal amount of $7,500,000, made as of April 28, 1998, by Scotsman Group Inc. to Comerica Bank (incorporated by reference to the Company's 10-Q for the quarter ended April 5, 1998), together with the related Reaffirmation of Guaranty and Consent, dated March 12, 1996, by Scotsman Industries, Inc. in favor of Comerica Bank, Guaranty Agreement, dated June 30, 1996, by Scotsman Industries, Inc. in favor of Comerica Bank (incorporated herein to the Company's 10-Q, dated June 30, 1996) and Guaranty by Booth, Inc., DFC Holding Corporation, The Delfield Company and Kysor Industrial Corporation, dated March 12, 1997, in favor of Comerica Bank (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1996).

     Exhibit                                                         Page Number
     Number                       Description(1)                      of Exhibit
    --------                     ---------------                      ----------
      10.10 Reimbursement Agreement, dated March 1, 1988, among Household Manufacturing, Inc., King-Seeley Thermos Co. and the National Westminster Bank PLC, as amended by the Amendments dated as of April 14, 1989, December 12, 1989, June 26, 1992, November 20, 1992, March 17, 1993, among
                    Scotsman Group Inc., Scotsman Industries, Inc. and The Bank of Nova Scotia (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 3, 1993), the Amendment dated April 29, 1994 (incorporated herein by reference to the Company's 10-Q for the quarter ended April 3, 1994), Amendment No. 7 thereto, dated March 12, 1997 (incorporated by reference to the Company's 10-K for the fiscal year ended December 29, 1996), among Scotsman Group Inc., Scotsman Industries, Inc., The Bank of Nova Scotia and The First National Bank of Chicago.

      10.11 ISDA Master Agreement, dated as of March 3, 1994, including the Schedule and Amended Confirmation (2) thereto, between The First National Bank of Chicago and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 1, 1995), as amended by an Amendment thereto dated December 15, 1997 (incorporated by reference to the Company's 10-Q for the quarter ended April 5, 1998), together with the related Confirmation of Interest Rate Swap Transactions, dated March 17, 1997, in the notional amounts of $100 million and $50 million, respectively (incorporated herein by reference to the Company's 10-Q for the quarter ended March 30, 1997), as amended by an Amended Confirmation, dated February 5, 1998 (incorporated by reference to the Company's 10-Q for the quarter ended April 5, 1998).

      10.12* Long-Term Executive Incentive Compensation Plan of Scotsman Industries, Inc., as amended May 14, 1998 (incorporated by reference to the Company's Form 10-Q for the quarter ended July 5, 1998).

      10.13* Scotsman Industries, Inc., Executive Incentive Compensation Program, Plans AA, A-1 and A-2 (incorporated herein by reference to the Company's 10-K for the fiscal quarter ended December 29, 1996).

      10.14* Scotsman Group Inc. Supplemental Tax Reduction Investment Plan, dated as of April 14, 1989 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 30, 1990).

      10.15* Non-Employee Directors Stock Option Plan, effective as of August 11, 1994 (incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-59397).

      10.16* Employment Agreement, dated September 16, 1991, between Scotsman Group Inc. and Richard C. Osborne (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

      Exhibit                                                        Page Number
      Number                      Description(1)                      of Exhibit
      -------                     --------------                     -----------
      10.17* Employment Agreement, dated September 16, 1991, between Scotsman Group Inc. and Emanuele Lanzani (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991).

      10.18* Employment Agreement, dated September 16, 1991, between Scotsman Group Inc. and Donald D. Holmes (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991).

      10.19* Employment Agreement, dated December 18, 1997, between Scotsman Group Inc. and David M. Frase.

      10.20* Employment Agreement, dated October 17, 1996, between Scotsman Group Inc. and Christopher D. Hughes.

      10.21* Executive Severance Agreement, dated as of September 16, 1991, between Richard C. Osborne and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

      10.22* Executive Severance Agreement, dated as of September 16, 1991, between Emanuele Lanzani and Frimont S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994 (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

      10.23* Executive Severance Agreement, dated as of September 16, 1991, between Donald D. Holmes and Scotsman Group Inc. (incorporated herein by reference to the Company's 10-Q for the quarter ended September 29, 1991), as amended by Amendment No. 1 thereto, dated as of January 11, 1994, between Donald D. Holmes and Scotsman Group Inc (incorporated herein by reference to the Company's 10-K for the fiscal year ended January 2, 1994).

      10.24* Retirement Program for Emanuele Lanzani of Frimont, S.p.A., Subsidiary of King-Seeley Thermos Co. dated July 25, 1984 (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989).

      10.25 Agreement dated March 27, 1981, by and between Emanuele Lanzani and King-Seeley Thermos Co. and Frimont, S.p.A. (incorporated herein by reference to the Company's 10-K for the fiscal year ended December 31, 1989), as amended by the Amendment dated March 20, 1990 (incorporated herein by reference to the Company's 10-Q for the quarter ended September 30, 1990).

      Exhibit                                                        Page Number
      Number                       Description(1)                     of Exhibit
      -------                     ---------------                    -----------
        21          List of Subsidiaries.

        23          Consent of Arthur Andersen LLP.

        27 Article 5 Financial Data Schedule for the Fiscal Year Ended January 3, 1999.

        99          Cautionary Statements.

-------------------

(1) Unless otherwise indicated, all documents incorporated herein by reference to prior filings have been incorporated by reference to filings made under Commission File No 1-10182.