Form 10-Q
period 1999-04-04
SCOTSMAN INDUSTRIES INC
filed 1999-05-19
CIK 846660

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended
                                April 4, 1999



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

   At MAY 14, 1999 there were 10,627,875 shares of registrant's common stock outstanding.








                          SCOTSMAN INDUSTRIES, INC.
                          ------------------------

                                  FORM 10-Q
                                  ---------

                                April 4, 1999
                                -------------


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

        Item 3.   QUALITATIVE AND QUANTITATIVE
                  DISCLOSURES ABOUT MARKET RISK

   PART II--OTHER INFORMATION:

        Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURE

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------
                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------
                        CONDENSED STATEMENT OF INCOME
                         ---------------------------
                                 (Unaudited)
                                 -----------
                  (In thousands, except per-share amounts)
                  ----------------------------------------

                                             For the Three
                                                Months Ended
                                        ---------------------------
                                          Apr. 4,        Apr. 5,
                                          1999 (I)       1998 (I)
                                        ---------       ---------
     Net sales                           $159,811        $152,215

     Cost of sales                        121,659         115,094
                                          -------         -------

     Gross profit                        $ 38,152        $ 37,121

     Selling and administrative expenses   24,246          22,392

     Amortization expense                   2,092           1,841
                                          -------         -------

     Income from operations              $ 11,814        $ 12,888

     Interest expense, net                  6,675           7,206
                                          -------         -------

     Income before income taxes          $  5,139        $  5,682

     Income taxes                           2,806           3,342
                                          -------         -------
     Income before minority interest     $  2,333        $  2,340

     Minority interest                        (23)              -
                                          -------         -------
     Net income                          $  2,310        $  2,340
                                          =======         =======


     Basic EPS (i):

     Earnings per common share           $   0.22        $   0.22
                                          =======         =======

     Diluted EPS (ii):

     Earnings per common share           $   0.22        $   0.22
                                          =======         =======

   PART I--FINANCIAL INFORMATION
   -----------------------------
        ITEM 1.  Financial Statements
        -----------------------------


   CONDENSED STATEMENT OF INCOME - continued
   -----------------------------

   (I) The Company reports on a 52-53 week fiscal year ending on the Sunday nearest to December 31. Fiscal year 1999 will have 52 weeks and the quarter ended April 4, 1999 is a 13 week period. Fiscal year 1998 had 53 weeks and the quarter ended April 5, 1998 was a 14 week period.

   (i) BASIC: 'Basic' earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding:
             10,601,516 and 10,575,923 for the three months ended April 4, 1999 and April 5, 1998, respectively.

   (ii) DILUTED: 'Diluted' net income per share includes options, warrants and convertible securities in the calculation. The total number of shares used in the fully-diluted calculation for the three months ended April 4, 1999, and April 5, 1998, were 10,722,866 and 10,831,973, respectively.




   See notes to unaudited condensed financial statements.


                          SCOTSMAN INDUSTRIES, INC.
                         --------------------------
                           CONDENSED BALANCE SHEET
                           -----------------------
                               (In thousands)
                             -------------------
                                                        Apr. 4,          Jan. 3,
                    A S S E T S                          1999             1999
                    -----------                         -------         --------
                                                      (unaudited)
     CURRENT ASSETS:
          Cash and temporary cash investments          $ 19,580        $ 22,429
          Trade accounts receivable, net of
            reserves of $5,295 and $5,214               112,285         119,210
          Inventories                                    90,712          90,908
          Deferred income taxes                          15,100          14,981
          Other current assets                            4,724          10,799
                                                        -------         -------
     Total current assets                              $242,401        $258,327

     PROPERTIES AND EQUIPMENT, net of
          accumulated depreciation of $64,391
          and $62,932                                    98,568          99,463

     GOODWILL, net                                      307,013         309,743

     DEFERRED INCOME TAXES                                8,024           7,903

     OTHER NONCURRENT ASSETS                             31,761          32,214
                                                        -------        --------
                                                       $687,767        $707,650
                                                        =======         =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

     CURRENT LIABILITIES:
          Short-term debt and current maturities
           of long-term debt and capitalized
           lease obligations                           $ 24,133        $ 24,801
          Trade accounts payable                         47,915          54,985
          Accrued income taxes                           16,674          17,052
          Accrued expenses                               61,914          68,184
                                                        -------         -------
                Total current liabilities              $150,636        $165,022

     LONG-TERM DEBT AND CAPITALIZED LEASE
        OBLIGATIONS                                     328,130         330,531

     DEFERRED INCOME TAXES                                2,324           2,368

     OTHER NONCURRENT LIABILITIES                        40,995          41,858
                                                        -------         -------
                Total liabilities                      $522,085        $539,779
                                                        =======         =======








     MINORITY INTEREST                                    6,666           7,338

     SHAREHOLDERS' EQUITY:
           Common stock, $.10 par value                $  1,080        $  1,078
           Additional paid in capital                    74,376          74,200
           Retained earnings                             99,179          97,134
           Accumulated other comprehensive income       (13,813)        (10,167)
           Less:  Common stock held in treasury          (1,806)         (1,712)
                                                        -------         -------
                   Total Shareholders' Equity          $159,016        $160,533
                                                        -------         -------
                                                       $687,767        $707,650
                                                       ========        ========

     See notes to unaudited condensed financial statements.



                          SCOTSMAN INDUSTRIES, INC.
                          -------------------------
                      CONDENSED STATEMENT OF CASH FLOWS
                      --------------------------------
                                 (Unaudited)
                                 -----------
                               (In Thousands)
                                ------------
                                                           For the Three
                                                            Months Ended
                                                           ----------------
                                                            Apr. 4,    Apr. 5,
                                                            1999         1998
                                                            ------      ------
     CASH FLOW FROM OPERATING ACTIVITIES:
          Net income                                      $  2,310       $  2,340
          Adjustments to reconcile net income to
           net cash provided by operating activities-
            Depreciation and amortization                    5,398          4,901
            Minority interest                                 (513)             -
          Change in assets and liabilities-
             Trade accounts receivable                       4,891         (4,829)
             Inventories                                      (775)        (6,414)
             Trade accounts payable and other
              liabilities                                  (12,241)            213
             Other, net                                      6,174             901
                                                           -------          ------
          Net cash provided by (used in) operating
            activities                                    $  5,244       $ (2,888)
                                                           -------        -------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Investment in properties and equipment          $ (3,206)      $ (2,200)
          Proceeds from disposal of property,
           plant and equipment                                  33             42
          Acquisitions of ComCool and QAL (SA)              (1,500)             -
                                                            -------       -------

          Net cash used in investing activities           $( 4,673)      $ (2,158)
                                                           -------        -------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments under long-term debt
            and capitalized lease obligations             $ (6,758)      $(24,217)
          Issuance of long-term debt                         4,631         15,228
          Dividends paid to shareholders                      (265)          (265)
          Short-term debt, net                                 102          4,290
                                                            -------       -------
          Net cash used in financing activities           $ (2,290)      $ (4,964)
                                                            -------       -------
          Effect of exchange rate changes on cash
           and temporary cash investments                   (1,130)          (970)

     NET (DECREASE) INCREASE IN CASH AND TEMPORARY
              CASH INVESTMENTS                             $ (2,849)      $(10,980)




     CASH AND TEMPORARY CASH INVESTMENTS, beginning
          of period                                         22,429         24,085
                                                           -------        -------
     CASH AND TEMPORARY CASH INVESTMENTS,
          end of period                                   $ 19,580       $ 13,105
                                                           =======        =======
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
         Interest                                         $  4,411     $    7,410
                                                          ========      =========
         Income taxes                                     $    794     $    1,703
                                                          ========      =========
     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
       FINANCING ACTIVITIES:
       Investment in properties and equipment through
         issuance of capitalized lease obligations        $    (52)    $     (163)
                                                          ========      =========

     See notes to unaudited condensed financial statements.



                          SCOTSMAN INDUSTRIES, INC.
                         ---------------------------

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
              -------------------------------------------------


   (1) BASIS OF PRESENTATION:
   -------------------------

   The condensed consolidated financial statements include the accounts of Scotsman Industries, Inc. and its consolidated subsidiaries (the "Company").

   All accounting policies used in the preparation of the quarterly condensed financial statements are consistent with the accounting policies described in the notes to financial statements for the year ended January 3, 1999, appearing in the Company's 1998 Annual Report to Shareholders ("Annual Report"). In the opinion of management, the interim financial statements reflect all adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to consolidated financial statements included in the Annual Report.

   (2) INVENTORIES:
   ----------------
   Inventories consisted of the following (in thousands):

                                 Apr. 4,         Jan. 3,
                                   1999            1999
                                 ------          -------

        Finished goods           $40,736         $36,154
        Work-in-process           18,072          20,375
        Raw materials             31,904          34,379
                                  ------          ------
             Total inventories   $90,712         $90,908
                                 =======         =======

   (3) ACQUISITION OF AUSTRAL AND OTHER INVESTMENTS:
   ------------------------------------------------

   The Company's subsidiary, Kysor Industrial Corporation, acquired 24 percent of the outstanding stock of Austral Refrigeration Pty. Limited ("Austral") on November 16, 1998, and thereby increased its ownership of Austral to a 53 percent controlling interest. The Company had first acquired a 24 percent interest in Austral as part of its 1997 acquisition of Kysor Industrial Corporation. The Company's ownership percentage in Austral prior to the November 1998 purchase had grown to 30 percent due to the repurchase by Austral of certain outstanding shares during 1998. Austral, a privately-held company based in Australia, is a licensee of the Company's Kysor//Warren product line and the largest manufacturer and installer of supermarket display cases and refrigeration systems in Australia and New Zealand. Austral reported sales for its fiscal year ended June 30, 1998, of approximately U.S. $91 million. With the November 1998 purchase, the Company recorded a preliminary amount of goodwill of $14.7 million, bringing the total amount of goodwill related to Austral to $26.4 million. Prior to the acquisition of a controlling interest in Austral, goodwill related to the investment in Austral was recorded in other non-current assets in the balance sheet, and earnings from this investment were accounted for as other income, which was classified with selling and administrative expenses. The goodwill amount related to Austral is preliminary and will be finalized within 12 months of the November 1998 acquisition date. The amount of goodwill from this acquisition is being amortized for book purposes over 40 years using the straight-line method.

   In connection with its acquisition of a controlling interest in Austral, the Company, through Kysor, also entered into a put option agreement with the minority shareholders of Austral under which the minority shareholders have the right to require Kysor to acquire some or all of the remaining Austral shares at a purchase price per share equal to a multiple of Austral's net after tax income for the preceding one or two fiscal year period, depending on the date of exercise, divided by the number of Austral shares outstanding on the date of exercise. The put is exercisable between October 1 and October 31 of each year, beginning October 1999. Kysor's obligation to purchase Austral shares in 1999 and 2000 is capped at an aggregate amount equal to Austral's net after-tax income in its fiscal year immediately preceding the date on which the put option is exercised and is at all times subject to Kysor's ability to complete the purchase in compliance with all covenants governing any then outstanding Scotsman Group Inc. debt or financing arrangements.

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

   The unaudited condensed pro forma income statement information should be read in conjunction with the historical condensed financial statements and notes thereto of the Company appearing elsewhere herein.
   (Amounts in thousands, except per-share data)
   Pro Forma (unaudited)
                                 Three months ended
                                   April 5, 1998
                                  -----------------

   Net sales                           $166,690
   Net income                             2,312
   Net income per share, diluted       $   0.21


   On December 1, 1998, Austral acquired 100 percent of the assets and liabilities of ComCool, an Australian based importer of refrigerated display cases, for approximately $1.0 million. Also on December 1, 1998, Austral acquired 49 percent of QAL Refrigeration (SA), an installer/contractor of refrigerated equipment, for approximately $0.5 million, bringing its ownership interest to 100 percent of the outstanding QAL shares. Austral's results are consolidated into the Company's results on a one-month lag.

   (4) SUMMARY FINANCIAL INFORMATION:
   ---------------------------------
   The following is summarized financial information of Scotsman Group Inc., the Company's direct wholly-owned subsidiary, which issued $100 million aggregate principal amount of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes").

   Summarized Financial Information (in thousands):

                                       Apr. 4,          Jan. 3,
                                       1999              1999
                                      --------         --------
     Current Assets                   $242,401         $258,327
     Noncurrent Assets                 445,366          449,323
                                      --------         --------
     Total Assets                     $687,767         $707,650

     Current Liabilities              $153,055         $167,325
     Noncurrent Liabilities            371,449          374,757
                                      --------         --------
     Total Liabilities                $524,504         $542,082


     For the Three Months Ended       Apr. 4,          Apr. 5,
                                      1999              1998
                                      --------         --------
     Net Sales                       $159,811         $152,215
     Gross Profit                      38,152           37,121
     Net Income                      $  2,341         $  2,367


   The Company has fully and unconditionally guaranteed the Senior Subordinated Notes. The Company has not presented separate financial statements and other disclosure concerning Scotsman Group Inc. because the Company's management has determined that such information is not material to the holders of the Senior Subordinated Notes.

   (5) LONG-TERM DEBT COVENANTS AND RESTRICTIONS ON DIVIDENDS
   ----------------------------------------------------------

   In March of 1997, the Company financed the acquisition of Kysor, after giving effect to the divestiture of Kysor's Transportation Products Group and other acquisition related transactions, through a $415 million loan facility established between the Company, Scotsman Group Inc. and certain other subsidiaries and The First National Bank of Chicago as agent for the lenders (the "FNBC Facility"). The agreement governing the FNBC Facility and other debt agreements include various financial covenants. The Company was in compliance with these covenants as of April 4, 1999. One of the covenants in the FNBC Facility has the effect of restricting the amount of the Company's dividends to its shareholders by requiring the Company to maintain consolidated stockholders' equity of at least $120 million (without giving effect to future changes in accumulated translation adjustments), plus 60 percent of (i) the cumulative net income of the Company from December 30, 1996, forward and (ii) the net cash proceeds from any future issuance of equity securities by the Company after the closing of the FNBC Facility. At April 4, 1999, consolidated stockholders' equity of the Company was $159.0 million. Under this covenant the amount of retained earnings that was restricted as of April 4, 1999 was $72.3 million. The Company is also precluded from paying dividends to its shareholders (other than dividends payable in its own capital stock) if a default or an unmatured default under the agreement has occurred and is continuing or would occur after giving effect to the payment of such dividends. Also, under a covenant in the indenture under which the Senior Subordinated Notes were issued, $80.2 million of retained earnings of the Company and its wholly-owned subsidiary Scotsman Group Inc. were restricted as of April 4, 1999.

   (6) COMPREHENSIVE INCOME (LOSS)
   -------------------------------
   The components of comprehensive income (loss) are as follows (in thousands):

                                               Three Months Ended
                                               -------------------
                                               Apr. 4,     Apr. 5,
                                                1999        1998
                                               ------      -------

     Net income                               $ 2,310     $ 2,340
     Foreign currency translation adjustments  (3,679)     (2,435)
     Amortization of deferred compensation         33          31
                                               ------       -----

     Total comprehensive income (loss)        $(1,336)    $(   64)
                                               ======      ======


   The components of accumulated other comprehensive income included in shareholder's equity on the Company's Condensed Balance Sheet appearing elsewhere herein are as follows (in thousands):



                                                 Apr. 4,            Jan. 3,
                                                  1999               1999
                                                 ------             ------
     Foreign currency translation adjustments   $(13,607)          $ (9,928)
     Unrecognized pension cost                      (196)              (196)
     Deferred compensation                           (10)               (43)
                                                 -------            -------
     Accumulated other comprehensive income     $(13,813)          $(10,167)
                                                 =======            =======

     (7) BUSINESS SEGMENTS

   The Company's principal business is the design, manufacture, and sale of a diversified line of commercial refrigeration products. The Company sells the products it manufactures to customers in the foodservice industry ("foodservice") and the food retail industry.
   The foodservice industry is defined as worldwide restaurants (including fast-food chains), hotels, motels, soft-drink bottlers, brewers and the Company's distribution network to reach these customers. Products manufactured and sold to foodservice customers include commercial ice machines, food preparation workstations and commercial up-right and under-the-counter refrigerators and freezers, beverage systems, and walk-in coolers and freezers. The food retail industry is defined as worldwide supermarkets and convenience stores, and products manufactured and sold to these customers include refrigerated display cases, mechanical refrigeration systems, walk-in coolers and freezers, and commercial ice machines.

   The Company's primary measure of segment profit or loss is operating earnings, which is defined by the Company as earnings before interest and taxes. The segment disclosures are generally on a basis consistent with the accounting policies described in the notes to the financial statements for the year ended January 3, 1999, appearing in the Company's 1998 Annual Report to Shareholders, with several exceptions. Intersegment transfers of inventory are recorded at variable cost, plus a markup. The costs of corporate office activities are not allocated to the segments. Amortization of goodwill is included in the operating earnings of the foodservice segment, however it is not included in the operating earnings of the food retail segment. Information on the two segments for the three months ended April 4, 1999 and April 5, 1998 is as follows (in thousands):

                          Revenues From               Operating
                        External Customers            Earnings
                        ------------------            ---------
                          1999       1998           1999      1998
                          ----       ----           ----      ----
     Foodservice       $ 78,910   $ 83,658        $ 7,359  $ 8,309
     Food Retail (a)     80,901     68,557          6,806    7,258
                         ------     ------          -----    -----
     Total             $159,811   $152,215        $14,165  $15,567
                        -------    -------         ------   ------

                                                    1999              1998
                                                    ----              ----
  Total segment operating earnings                $14,165            $15,567
  Costs not allocated to segments:
     Goodwill and intangible amortization
           from Kysor acquisition                  (1,397)            (1,442)
     Corporate functions                             (954)            (1,237)
     Interest expense                              (6,979)            (7,481)
     Interest income                                  304                275
                                                   ------             ------
  Consolidated income before income taxes          $5,139             $5,682
                                                   ------             ------

   (a) Beginning in 1999, the income statement of Austral was consolidated into the Company's results as the Company acquired a controlling interest in November, 1998. In the first quarter of 1998 Austral was accounted for under the equity method.

   There has not been a material change in total assets in either reportable segment since January 3, 1999.

   (8) CURRENT AND PENDING ACCOUNTING CHANGES
   ------------------------------------------
   In January 1998, Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued. This SOP provides guidance on the accounting for computer software costs. In April, 1998, SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," was issued. This SOP provides guidance on accounting for the cost of start-up activities. The Company's adoption of these new statements in January, 1999 did not materially affect the Company's financial statements.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. This Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is not required to adopt this Statement until the 2000 fiscal year and is currently evaluating the extent to which its financial statements will be affected by this Statement. The Company is unsure at this time what the impact will be on its financial statements.


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations
             -------------------------------------------------

   Forward-Looking Information
   ---------------------------
   The following discussion and analysis of the Company's financial condition and results of operations contains forward looking statements that involve risks and uncertainties. Such statements include references to the Company's expectations, beliefs, goals, or anticipated results. The Company's results could differ significantly from those anticipated as a result of unforeseen factors. Factors that could cause actual results to differ from those anticipated include (i) the strength or weakness of the various economies in which the Company markets its products, (ii) weather conditions, (iii) the utilization rates of the Company's facilities, (iv) labor difficulties, (v) increased prices of raw materials and purchased components, (vi) scheduling and transportation dislocations, (vii) delays in development of new products or construction of new facilities, (viii) product liability or other lawsuits, warranty claims or return of goods, (ix) foreign currency fluctuations, (x) changes in buying patterns, or in the strategic plans of certain large customers, (xi) changes in environmental, health, safety or refrigerant regulations or standards, (xii) the level of the Company's leverage, (xiii) the Company's ability or inability to manage growth,
   (xiv) the Company's loss of key personnel, and (xv) the failure of the Company or its suppliers to achieve Year 2000 compliance in a timely manner. See the Cautionary Statements included as Exhibit 99 to the Company's most recent Form 10-K filed with the Securities and Exchange Commission for a more detailed discussion of the foregoing and other factors.

   Results of Operations
   ---------------------

   The Company's net sales for the first quarter ended April 4, 1999 were a record $159.8 million, up $7.6 million or 5 percent from sales of $152.2 million in the first quarter of 1998. The first quarter of 1999 was a thirteen week period compared with fourteen weeks in the first quarter of 1998. Additionally, first quarter 1999 results included those of Austral Refrigeration Pty. Limited ("Austral"), which the Company began fully consolidating into its results in 1999.
   Austral was accounted for as an equity method investment in 1998, and the change in treatment to fully consolidate Austral results was made in connection with the Company increasing its ownership interest from 30 percent to 53 percent in the fourth quarter of 1998.

   Sales to the food retail industry, consisting primarily of sales to supermarkets and convenience stores, represented 51 percent of the Company's sales in the first quarter of 1999. Products sold to the food retail industry include refrigerated display cases, mechanical refrigeration systems, walk-in coolers and freezers, and commercial ice machines. Food retail sales increased $12.3 million, or 18 percent, to $80.9 million in the first quarter of 1999, compared to the first quarter of 1998, as the Company began consolidating the results of Austral in 1999. First quarter 1999 food retail sales declined approximately 3 percent when compared to pro forma first quarter 1998 sales, as if Austral sales of $83.0 million had been consolidated in 1998. The 3 percent pro forma decrease in food retail sales during the first quarter of 1999 was primarily due to lower sales of walk-in coolers and freezers in 1999 versus very strong first quarter sales in that product line in 1998. Sales of refrigerated display cases increased modestly during the first quarter over the same quarter of 1998.

   Sales to the commercial foodservice industry, consisting primarily of sales to restaurants, hotels, motels, soft-drink bottlers, brewers and the Company's distribution network, represented 49 percent of the Company's sales for the first quarter of 1999. Products sold to the commercial foodservice industry include commercial ice machines, food preparation and storage equipment, beverage systems, and walk-in coolers. Sales to foodservice customers decreased $4.7 million, or 6 percent, to $78.9 million in the first quarter of 1999 from $83.7 million in 1998. The decrease was due primarily to lower sales of beverage systems, as major soft drink bottlers significantly deferred capital equipment purchases, particularly in Europe and other international markets. The Company expects similar conditions to exist in the second quarter of 1999 for beverage system sales; however, the Company believes that sales will increase in the second half of the year, as internal initiatives are expected to generate activity at new accounts. Sales of ice machines were modestly lower in the first quarter of 1999 compared to 1998, although they were higher on an equivalent week basis, despite slowing of many international economies. Food preparation and storage equipment sales increased modestly over first quarter 1998 levels.

   The Company's gross profit increased by $1.0 million, or 3 percent, to $38.2 million in the first quarter of 1999 from $37.1 million in the first quarter of 1998. The Company's gross profit margin as a percentage of net sales was approximately 24 percent in the first quarter of 1999, which is a one-half point decline from the margin levels in the first quarter of 1998, due to the consolidation of Austral results in 1999. Austral historically has lower gross profit margins than other operating units of the Company. Excluding Austral, the first quarter 1999 gross profit margin of the Company increased one full point over first quarter 1999. The gross profit margin in foodservice increased 1.3 points in the first quarter of 1999 over 1998 as margins in ice machines improved, benefitting from the introduction of new products and reductions in warranty costs. Food retail gross profit margins also increased over first quarter 1998 as the new refrigeration systems plant in Columbus, Georgia generated higher sales and improved operating efficiencies.

   Selling and administrative expenses of $24.2 million increased by $1.9 million or 8 percent in the first quarter of 1999 as compared to the first quarter of 1998, largely due to the consolidation of Austral results into the Company's results in 1999. Additionally, during 1998 Austral was accounted for under the equity method, and the earnings from this investment were classified with selling and administrative expenses.

   Income from operations decreased by $1.1 million, or approximately 8 percent, to $11.8 million for the first quarter of 1999 from $12.9 million in the first quarter of 1998. Operating income from sales to foodservice customers decreased to $7.4 million in 1999 from $8.3 million in 1998, due to the lower sales of beverage systems.
   Operating income from sales to food retail customers decreased to $6.8 million due to lower sales of walk-in coolers and freezers during the first quarter of 1999 compared to the same period of the prior year.

   Net interest expense of $6.7 million for the first quarter of 1999 decreased by $0.5 million when compared to the first quarter of 1998. The reduction in interest expense is primarily due the first quarter of 1999 being a thirteen week period while the first quarter of 1998 was a fourteen week period. As such, the Company's borrowings were outstanding for one less week in 1999 for purposes of calculating interest expense.

   The Company's overall income tax rate for the first quarter of 1999 was 54.6 percent compared to 58.8 percent for the first quarter of 1998. The income tax rate includes the impact of $1.4 million per quarter of amortization of intangibles resulting from the Kysor Acquisition, which is not tax deductible. The 1999 income tax rate is lower than the 1998 rate primarily due to an increased Foreign Sales Corporation benefit being recognized in the current year.

   Net income for the first quarter of 1999 was $2.3 million, or $0.22 per share diluted, which is equal to first quarter 1998 net income and net income per share. Net income includes $2.1 million of non-tax deductible amortization, the majority of which is attributable to the Company's March, 1997 purchase of Kysor Industrial Corporation.

   Year 2000
   ---------

   The Company uses software and other related technologies throughout its business that will be affected by the date change in year 2000. The three areas where year 2000 issues may affect the Company include
   (1) information technology (IT) systems, including computer hardware and software, (2)non-IT systems such as manufacturing or office equipment and other infrastructure which rely on imbedded computer chips to operate, and (3) third parties with significant relationships with the Company, such as suppliers, customers, and service providers.

   The Company has substantially completed an assessment of its computer
   (IT) systems and is in the process of executing plans to resolve issues identified in these systems. The resolution of issues involves converting or modifying systems, replacing systems, and testing of systems used in various applications throughout the Company to ensure that information can be accurately processed in the year 2000. The Company is approximately 65 percent complete in modifying or replacing IT systems, and expects completion by third quarter 1999.

   The Company is still in the process of assessing non-IT systems and equipment, which is primarily factory production equipment. Based on information currently available, testing and remediation of issues identified in non-IT systems is estimated to be completed by mid-1999.

   It is currently estimated that the aggregate cost of the Company's year 2000 efforts will be approximately $4.3 million, of which approximately $2.9 million has been incurred to date. All of the costs are being funded through operating cash flow.

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

   While the Company's year 2000 readiness plans are underway, the consequences of non-compliance by the Company, or its significant suppliers, customers or service providers could have a material adverse impact on the Company's operations. Although the Company does not anticipate any major non-compliance issues, it currently believes that the greatest risk of disruption in its business exists in the event of non-compliance by third parties that are significant to it. Some of the possible consequences of non-compliance by the Company or the significant third parties include, among other things, temporary plant closings, delays in the receipt and delivery of raw materials and products, invoice and collection errors, and obsolescence of inventory. Given this risk, the Company is developing contingency plans to mitigate possible disruption in business operations that may result from year 2000 related interruptions, which are estimated to be completed in the third quarter. Contingency plans may include increasing safety stocks of raw materials, securing alternative suppliers, or other appropriate measures.

   The Company's year 2000 activities are an ongoing process and the estimates of costs and completion dates for various activities described above are subject to change.

   Euro Currency Conversion
   ------------------------

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

   In 1997, the Company's wholly-owned subsidiary Scotsman Group Inc. issued $100 million of 8-5/8% Senior Subordinated Notes (the "Notes") which mature on December 15, 2007. The net proceeds of the Notes were used to repay $30 million of the term loan under the FNBC Facility and also to repay amounts owed under the revolving credit portion of the FNBC Facility. The Company has issued a guaranty of the Notes under which the Company, as primary obligor and not merely as a surety, has fully and unconditionally guaranteed on a senior subordinated basis the payment of the Notes when due and the due performance by Scotsman Group Inc. of its other obligations under the Indenture. Since the date the FNBC facility was established, the Company has also repaid $25.0 million of the term loan, as required under that facility.

   The agreement governing the FNBC Facility and other debt agreements to which the Company and its subsidiaries are parties include various financial covenants, including covenants which have the effect of restricting the amount of the Company's dividends to its shareholders. The Company was in compliance with these covenants as of April 4, 1999. Under such covenants, $72.3 million of retained earnings of the Company and $80.2 million of retained earnings of the Company and its wholly-owned subsidiary, Scotsman Group Inc., were restricted as of April 4, 1999. See Note 5 to the financial statements included in this report for a more detailed description of the covenants restricting payments of dividends.

   The Company generated cash flow from operations of $5.2 million for the first three months of 1999 compared to cash flow utilized by operating activities of $2.9 million for the first quarter of 1998.

   The following changes occurred in the following balance sheet categories from January 3, 1999, until April 4, 1999, excluding the impact of changes in foreign exchange rates and the acquisitions of ComCool and QAL (SA) by Austral in 1999, on those categories:

        Inventory increased by $0.8 million.

        Accounts receivable were $4.9 million lower, primarily as a result of the sales decline in the first quarter of 1999 compared to the first quarter of 1998, excluding the impact of Austral.

        Trade accounts payable were $5.8 million lower which reflects little change in inventory and the impact of seasonal volume.

   Capital expenditures, including those funded through capital leases, increased $1.0 million, or 46 percent, to $3.2 million for the first quarter of 1999 from $2.2 million for the first quarter of 1998. Capital expenditures were higher in the first quarter of 1999, due to investments in metal fabrication equipment and information systems.

   Cash and temporary cash investments of $19.6 million as of April 4, 1999, decreased by $2.8 million from January 3, 1999, reflecting a $2.0 million reduction of long-term debt.

   Shareholders' equity decreased $1.5 million from January 3, 1999, with the reduction primarily attributable to changes in accumulated foreign currency translation adjustments of $3.7 million, partially offset by net income of $2.3 million for the first quarter of 1999.

   Short-term debt decreased $0.7 million from January 3, 1999 due to repayment of short-term domestic borrowings. Total debt, including capital leases, was $352.3 million as of April 4, 1999 compared to $355.3 million as of January 3, 1999. The debt to capital ratio was 69 percent at both April 4, 1999, and January 3, 1999.

   On February 11, 1999 the Company's Board of Directors declared a dividend of 2 1/2 cents per share payable to common shareholders of record on March 31, 1999.

   Since its first quarter as a publicly-held company, the Company has paid a quarterly dividend of 2 1/2 cents per share. The continuation, amount and timing of this dividend will be determined by the Board of Directors and may change as conditions warrant.


   Item 3.  Qualitative and Quantitative Disclosures
             about Market Risk
            ----------------------------------------

   As of April 4, 1999, there were no material changes in the information relating to market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.



   PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports
             on Form 8-K
             --------------------

                  (a)  Exhibits

                       Exhibit 27 Article 5 Financial Data Schedule for the Period Ended April 4, 1999.

                                  SIGNATURE
                                 ----------

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SCOTSMAN INDUSTRIES, INC.
                                        --------------------------



   Date    May 19, 1999               By: /s/ Donald D. Holmes
        --------------------               ---------------------
                                           Donald D. Holmes
                                           Vice President-Finance
                                           and Secretary

                                EXHIBIT INDEX

   Exhibit                                 Page Number
   Number         Description              of Exhibit
   -------        -----------              -----------

   27             Article 5 Financial Data
                  Schedule for the Period Ended
                  April 4, 1999.